Form 10-Q
period 2000-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2000-11-06
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000




                 Commission File Number 333-42578
                 IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
     (Exact name of registrant as specified in its charter)


           Delaware                          06-1285387
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                Number)


        One Corporate Drive
            Suite 600
       Shelton, Connecticut                  06484-6211
(Address of principal executive              (Zip code)
           offices)


                       (203) 925-7200
    (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2000 and 1999
          and Nine Months Ended September 30, 2000 and 1999 3 Consolidated Balance Sheets - September 30, 2000
          and December 31, 1999                                 4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2000 and 1999         5
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2000         6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  10
   ITEM 6.  Exhibits and Reports on Form 8-K                   10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        2000      1999       2000       1999

OPERATING REVENUES, NET              $29,426   $29,811    $ 93,919   $ 92,635

OPERATING EXPENSES
 Operations                            4,905     5,992      15,160     16,038
 Depreciation and amortization         5,811     5,690      17,744     16,260
 Taxes other than income               2,722     2,831       8,242      8,154

   Operating expenses                 13,438    14,513      41,146     40,452

OPERATING INCOME                      15,988    15,298      52,773     52,183

OTHER INCOME AND EXPENSES                338       439       1,277      1,180

INTEREST EXPENSE, NET                  8,339     7,693      23,067     23,086

INCOME BEFORE TAXES                    7,987     8,044      30,983     30,277

PROVISION FOR TAXES                    3,711     3,162      12,488     11,834

NET INCOME                             4,276     4,882      18,495     18,443


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                           September 30,   December 31,
ASSETS                                         2000           1999
                                            (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   27,619    $  27,375
 Accounts receivable - trade                      4,689        6,938
 Accounts receivable - affiliates                 5,657        5,440
 Other current assets                             4,044        3,422
   Total Current Assets                          42,009       43,175

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   775,366      773,588
 Construction work in progress                    6,448        3,292
                                                781,814      776,880
 Accumulated depreciation and amortization     (259,252)    (242,074)
   Net Natural Gas Transmission Plant           522,562      534,806

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,666       12,767
 Regulatory assets - other                        2,085        2,226
 Other assets and deferred charges                7,298        1,877

   Total Other Assets and Deferred Charges       23,049       16,870

   TOTAL ASSETS                              $  587,620   $  594,851

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $    1,228   $    3,645
 Accrued interest                                 5,902        4,781
 Short-term borrowings                               --        3,500
 Current portion of long-term debt               22,222       28,789
 Other current liabilities                        3,387        5,290
   Total Current Liabilities                     32,739       46,005

LONG-TERM DEBT                                  372,223      307,875

OTHER NON-CURRENT LIABILITIES                       621          816

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       78,021       70,037
  Payable by Partners                           (64,355)     (57,270)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,666       12,767
Commitments and Contingencies (Note 6)
Total Liabilities                               419,249      367,463
Partners' Equity                                168,371      227,388

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  587,620   $  594,851

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                        2000      1999
OPERATING ACTIVITIES:
 Net Income                                          $ 18,495   $ 18,443
 Adjusted for the following:
   Depreciation and amortization                       17,744     16,260
   Allowance for equity funds used during construction    (77)        --
   Deferred regulatory asset-income tax related          (899)       507
   Amounts equivalent to deferred income taxes            899       (507)
   Income and other taxes payable by partners          12,488     11,834
   Other assets and deferred charges                   (5,796)      (160)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                               2,032        869
      Other current assets                               (622)    (1,779)
      Accounts payable                                 (2,417)    (2,927)
      Accrued interest                                  1,121       (360)
      Other liabilities                                (2,098)    (1,834)

NET CASH PROVIDED BY OPERATING ACTIVITIES              40,870     40,346

INVESTING ACTIVITIES:
  Capital expenditures                                 (4,906)    (4,344)
     NET CASH USED IN INVESTING ACTIVITIES             (4,906)    (4,344)

FINANCING ACTIVITIES:
 Long-term borrowing                                  400,000         --
 Partner distributions                                (90,000)   (10,000)
 Repayments of long-term debt                        (313,431)   (14,345)
Repayment of short-term borrowings                    (32,289)        --
    NET CASH USED FOR FINANCING ACTIVITIES            (35,720)   (24,345)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                      244     11,657

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                  27,375     27,356

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                    $ 27,619   $ 39,013

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                             $ 21,693   $ 23,465

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2000
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 1999                   $227,388

Year-to-date net income                          18,495

Taxes payable by Partners:
  Federal income taxes                           10,476
  State income taxes                              2,012
                                                 12,488

Equity distributions to Partners                (90,000)

PARTNERS' EQUITY
BALANCE AT SEPTEMBER 30, 2000                  $168,371

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. General

Financial Statements
The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., ("Iroquois" or "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

Description of Partnership
Iroquois Gas Transmission System, L.P., is a Delaware limited partnership formed for the purpose of constructing, owning and operating a natural gas transmission pipeline from the Canada-United States border near Waddington, NY, to South Commack, Long Island, NY. In accordance with the limited partnership agreement, the Partnership shall continue in existence until October 31, 2089, and from year to year thereafter, until the Partners elect to dissolve the Partnership and terminate the limited partnership agreement.

Effective December  31, 1998, Alenco Iroquois Pipeline, Inc. sold its
interest in the Company to TCPL Northeast Ltd.   The partners consist of
TransCanada Iroquois Ltd. (29.0%), North East Transmission Co. (19.4%), Dominion Iroquois, Inc. (16.0%), ANR Iroquois, Inc. (9.4%), ANR New England Pipeline Co. (6.6%), TCPL Northeast Ltd. (6.0%), JMC-Iroquois, Inc. (4.93%), TEN Transmission Company (4.87%), NJNR Pipeline Company (2.8%), and LILCO Energy Systems, Inc. (1.0%). The Iroquois Pipeline Operating Company (IPOC), a wholly-owned subsidiary, is the administrative operator of the pipeline.

Income and expenses are allocated to the Partners and credited to their respective equity accounts in accordance with the partnership agreements and their respective percentage interests.

Distributions to Partners are made concurrently to all Partners in proportion to their respective partnership interests. Total cash distributions of $90.0 million and $10.0 million were made during the first nine months of 2000 and 1999, respectively.


2. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles and with accounting for regulated public utilities prescribed by the Federal Energy Regulatory Commission ("FERC"). Generally accepted accounting principles for regulated entities allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS 71, the Company has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the rate-making process.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and Iroquois Pipeline Operating Company, a wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Cash and Temporary Cash Investments
Iroquois considers all highly liquid temporary cash investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and temporary cash investments of $27.6 million at September 30, 2000 consisted primarily of discounted commercial paper. Cash and temporary cash investments of $27.4 million in 1999, consisted primarily of low-risk mutual funds, carried at cost, which approximated market. At December 31, 1999, $9.7 million of cash and temporary cash investments was held to satisfy the terms of the Loan Agreement (refer to Note 3).

Natural Gas Plant In Service
Natural gas plant in service is carried at original cost. The majority of the natural gas plant in service is categorized as natural gas transmission plant which was depreciated over 20 years on a straight line basis from the in-service date through January 31, 1995. Commencing February 1, 1995, transmission plant was depreciated over 25 years on a straight-line basis as a result of a rate case settlement. Effective August 31, 1998 the depreciation rate was changed to 2.77% (36 years average life) in accordance with the FERC rate order issued July 29, 1998. General plant is depreciated on a straight-line basis over five years.

Construction Work In Progress
At September 30, 2000, construction work in progress included preliminary construction costs relating to the proposed Eastchester expansion project and other on-going minor capital projects.

Allowance for Funds Used During Construction
The allowance for funds used during construction ("AFUDC") represents the cost of funds used to finance natural gas transmission plant under construction. The AFUDC rate includes a component for borrowed funds as well as equity. The AFUDC is capitalized as an element of natural gas plant in service.

Provision for Taxes
The payment of income taxes is the responsibility of the Partners and such taxes are not normally reflected in the financial statements of partnerships. Iroquois' approved rates, however, include an allowance for taxes (calculated as if it were a corporation) and the FERC requires Iroquois to record such taxes in the Partnership records to reflect the taxes payable by the Partners as a result of Iroquois' operations. These taxes are recorded without regard as to whether each Partner can utilize its share of the Iroquois tax deductions. Iroquois' rate base, for rate-making purposes, is reduced by the amount equivalent to accumulated deferred income taxes in calculating the required return.

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". Under SFAS 109, deferred taxes are provided based upon, among other factors, enacted tax rates which would apply in the period that the taxes become payable, and by adjusting deferred tax assets or liabilities for known changes in future tax rates. SFAS 109 requires recognition of a deferred income tax liability for the equity component of AFUDC.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform with current year classifications.

New Account Standard
In June of 1998, The Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which deferred SFAS 133's effective date for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133. The Company is currently studying the future effects of adopting this statement. However, due to the Company's limited use of derivative financial instruments, adoption of SFAS 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.


3. Financing

On June 11, 1991, Iroquois entered into a loan agreement which provided a loan facility totaling $522.6 million to be amortized over a 14-year period commencing November 1, 1992. During 1993, Iroquois entered into Expansion Loan Agreement No. 1 in the amount of $17.6 million to construct the Wright Compressor Station. This loan had a maturity date of November 2007. During 1995, Iroquois entered into Expansion Loan Agreement No. 2 in the amount of $13.4 million to finance the Croghan Compressor Station. This loan had a maturity date of November 2008. On May 30, 2000, Iroquois exercised its option to prepay these three loans in full with the proceeds of the Term Loan Facility and Senior Notes which are described below.
As of December 31, 1999, Iroquois was party to interest rate swap transactions for aggregate notional principal amounts of $537.6 million relating to the original loan and Expansion Loan No. 1. These interest rate swaps were being amortized over 14 years in accordance with the principal repayment schedule provided in the Loan Agreement. The interest rate and margin over the term of the swaps averaged 7.615% and 1.159%, respectively. The interest rate swap for Expansion Loan No. 2 expired November 2, 1998 at which time the interest rate became based upon daily LIBOR plus an average margin of 1.153% over the term of the loan. The Original Loan Agreement required that at least 50% of the original debt be hedged by interest rate swaps. The fair value of the interest rate swaps is the estimated amount that Iroquois would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and current creditworthiness of the swap counterparties. The fair value of the interest rate swaps were ($8.6) million, ($39.2) and ($29.1) million at December 31, 1999, 1998 and 1997 respectively. These interest rate swap agreements were terminated during the first six months of 2000.
On May 30, 2000, Iroquois completed a private offering of $200 million of 8.68% senior notes due 2010, which were exchanged in a registered offering for notes with substantially identical terms on September 25, 2000 ("Senior Notes"). Also on May 30, 2000, Iroquois entered into a credit agreement with certain financial institutions providing for a term loan facility of $200 million ("Term Loan Facility") and a $10 million, 364-day revolving credit facility. The credit agreement permits Iroquois to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. The Term Loan Facility will amortize over nine years. As of September 30, 2000 there are no amounts outstanding under the revolving credit facility. The proceeds from the Senior Notes and Term Loan Facility were used to repay borrowings under the above mentioned three loan agreements, terminate related interest rate swap agreements, make a cash distribution to Iroquois' partners of $40 million, pay certain financing fees and expenses and for general corporate purposes.

During the first six months of 2000, Iroquois paid approximately $0.9 million for the termination of its entire portfolio of interest rate swap agreements, which had aggregate notional principal amount of $437.6 million. Under the provisions of SFAS 71, Iroquois intends to recover these costs and therefore will defer and amortize these amounts over the life of the original loan agreements.

Although the new credit facilities do not require Iroquois to enter into an interest rate swap agreement, on August 9, 2000, the Company entered into an interest rate swap agreement with The Chase Manhattan Bank to hedge a portion of the interest rate risk on the new credit facilities. This interest rate swap agreement was effective on August 30, 2000 and will terminate on the last business day in May 2009. Pursuant to the terms of this interest rate swap agreement, Iroquois has agreed to pay to The Chase Manhattan Bank a fixed rate of 6.82% on an initial notional amount of $25.0 million, which will be amortized during the term of the interest rate swap agreement, in return for a payment from The Chase Manhattan Bank of a floating rate of 3-month LIBOR on the amortizing notional amount. On August 9, 2000, the Company also entered into an option with The Chase Manhattan Bank pursuant to which The Chase Manhattan Bank has the option to enter into an additional interest rate swap agreement effective on December 26, 2000 and terminating on the last business day in May 2009. This additional interest swap agreement will have the same fixed and floating rate terms as the initial interest rate swap agreement but will be for an initial notional amount of $24.3 million, which will be amortized during the term of the additional interest rate swap agreement.

At September 30, 2000, the outstanding principal balance was $200 million on the Senior Notes and $194.5 million on the Term Loan Facility. The combined schedule of repayments at September 30, 2000 is as follows (in millions):

Year       Scheduled Repayment
2000           $   5.6
2001           $  22.2
2002           $  22.2
2003           $  22.2
2004           $  22.2
Thereafter     $ 300.1

At December 31, 1999, the short-term borrowings consisted of an unsecured line of credit which permitted borrowings up to a maximum of $10 million at a rate equal to the lower of the lenders' alternate base rate or one, two or three month LIBOR plus 3/8% per annum. This facility was reviewed on an annual basis and expired in May 2000. As of December 31, 1999, $3.5 million was outstanding under this agreement at an annual interest rate of 6.8363%. The line of credit contained a subjective acceleration clause as its most restrictive covenant.


4. Concentrations of Credit Risk:

Iroquois' cash and temporary cash investments and trade accounts receivable represent concentrations of credit risk. Management believes that the credit risk associated with cash and temporary cash investments is mitigated by its practice of limiting its investments primarily to commercial paper rated P-1 or higher by Moody's Investors Services and A-1 or higher by Standard and Poor's, and its cash deposits to large, highly-rated financial institutions. Management also believes that the credit risk associated with trade accounts receivable is mitigated by the restrictive terms of the FERC gas tariff which requires customers to pay for service within 20 days after the end of the month of service delivery.


5. Gas Transportation Contracts

As of September 30, 2000, Iroquois was providing multi-year firm reserved transportation service to 33 shippers of 987.5 MDth/d of natural gas as shown below:

Remaining Term in Years        Quantity in MDth/d
         3-10                        109.2
         11-15                       758.8
         16-20                       119.5
         Total                       987.5

The majority of the long-term firm service gas transportation contracts expire between October 31, 2011 and August 1, 2018.


6. Commitments and Contingencies:

Regulatory Proceedings

FERC Docket No. RP97-126
On November 29, 1996, Iroquois submitted a general rate change application to the Federal Energy Regulatory Commission ("FERC" or "Commission") in Docket No. RP97-126-000. In an order issued on December 31, 1996 ("Suspension Order"), the Commission accepted and suspended the rates, permitted them to become effective (with one exception noted below) on January 1, 1997, and established a hearing. Pursuant to that Suspension Order, the Presiding Administrative Law Judge conducted a hearing on all issues raised by Iroquois' filing, which was concluded on August 28, 1997.

Following the December 31, 1997 issuance of an Initial Decision ("1997 Initial Decision") by the Presiding Administrative Law Judge, on January 30, 1998 Iroquois filed its brief on exceptions vigorously opposing certain aspects of the 1997 Initial Decision. On July 29, 1998 the Commission issued its "Order Affirming in Part and Reversing in Part Initial Decision" ("July 29 Order") which modified significant portions of the 1997 Initial Decision. Iroquois' filing in compliance with the July 29 Order was accepted and the lower rates became effective on August 31, 1998. In addition, on August 28, 1998 Iroquois filed a request for rehearing of the July 29 Order. By order issued March 11, 1999 ("March 11 Order") the Commission granted rehearing on one aspect of the July 29 Order. The March 11 Order reversed the earlier decision on Iroquois' capital structure and permitted Iroquois to utilize an equity structure of 35.21% (in place of the 31.85% required by the July 29 Order) in designing its rates. This resulted in an increase of approximately 1 cent per dekatherm in Iroquois' 100% load factor interzone rate. All other requests for rehearing of the July 29 Order were denied. Iroquois filed a petition for review of these orders in the United States Court of Appeals for the District of Columbia Circuit docketed as DC Cir. No. 99-1175. This case was consolidated with DC Cir. No. 99-1177, which involved a petition for review of these same orders that was filed by Selkirk Cogen Partners, L.P. and MassPower (customers of Iroquois). As a result of the Commission's February 10, 2000 approval of the rate settlement discussed below, these petitions for review were withdrawn.

The Suspension Order granted summary disposition on one issue: as a result of the Commission's December 20 Opinion in Docket No. RP94-72 (discussed below), Iroquois was ordered to remove approximately $11.7 million in plant and associated costs from its proposed rate base. This resulted in an additional reduction in Iroquois' test-period revenues of approximately $2.0 million from those set forth in the filing. Iroquois sought rehearing (on January 30, 1997) of the Suspension Order. This was denied by the Commission by an order issued August 5, 1997 ("August 5 Order"). On September 3, 1997, Iroquois filed a Petition for Review of the Commission's Suspension and August 5 Orders in the United States Court of Appeals for the District of Columbia Circuit, docketed as D.C. Cir. No. 97-1533, which was consolidated with D.C. Cir. No. 97-1276 (discussed below).

FERC Docket No. RP94-72
The Commission, on June 19, 1995, approved a Stipulation and Consent Agreement in Iroquois' prior rate proceeding in Docket No. RP94-72, which resolved all issues except for the accounting and recovery of legal defense costs incurred in connection with certain criminal and civil investigations into the initial construction of the Iroquois facility. A hearing was held on this reserved issue on April 5, 1995. On July 19, 1995 the Presiding Administrative Law Judge issued an Initial Decision ("1995 Initial Decision") that would have permitted Iroquois to capitalize those legal defense costs and recover $4.1 million (the dollar amount of such costs which Iroquois filed to recover in Docket No. RP94-72) from its customers. Various participants, including the Commission Staff, filed exceptions to the 1995 Initial Decision with the Commission (which were opposed by Iroquois on September 7, 1995). On December 20, 1996 the Commission issued an order reversing the 1995 Initial Decision and disallowing recovery of the legal defense costs at issue. Iroquois filed a request for rehearing of the Commission's December 20 Order on January 21, 1997. By Order issued March 3, 1997, the Commission denied rehearing.

Consolidated Proceedings
Iroquois filed a petition for review of the December 20 and March 3 Orders in the United States Court of Appeals for the District of Columbia Circuit on April 18, 1997 in D.C. Cir. No. 97-1276. Following oral argument on May 14, 1998, the court on July 21, 1998 issued a decision reversing the Commission's December 20 and March 3 Orders as well as the Suspension and August 5 Orders and remanded the matter to the agency for further proceedings. The court subsequently denied rehearing of its opinion on November 13, 1998 and issued its mandate. On June 16, 1999 the Commission issued an "Order on Remand and Establishing Rehearing" ("June 16 Order"). The June 16 Order concluded that a hearing was necessary to determine whether Iroquois' incurrence of the legal expenditures was prudent and set forth the procedures and burdens which were to govern that hearing. A preliminary conference to establish a procedural schedule and to clarify the positions of the participants was convened on July 12, 1999. As a result of the Commission's February 10, 2000 approval of the rate settlement described below, these issues have been resolved.

Settlement  (FERC Docket Nos. RP97-126 and RP94-72 et al.)
After extensive negotiations, on December 17, 1999 Iroquois, with the support of all active participants, filed with the Commission a settlement of all of the above outstanding rate matters. Pursuant to the settlement the parties agreed to a rate moratorium whereby, with limited exceptions, no new rates could be placed in effect on Iroquois' system until January 1, 2004. During the period of the moratorium, Iroquois would reduce its 100% load factor interzone rate by approximately 4.8 cents per dekatherm (approximately 1 cent in 2001, an additional 2.4 cents in 2002 and an additional 1.4 cents in
2003). Based on 1999 long-term firm service contracts the settlement will result in the following reductions in revenues: $2.3 million in 2001, $5.7 million in 2002, and $3.4 million in 2003. In addition, Iroquois would not seek in any future rate proceedings to recover defense costs associated with the criminal and civil investigations into the initial construction of the Iroquois facility. These costs were removed from the proposed rate base and reflected in the Company's results from operations in previous years. Finally, Iroquois, Selkirk Cogen Partners, L.P. and MassPower would withdraw their petitions for review in DC Cir. Nos. 99-1175 and 99-1177. By letter order issued February 10, 2000, the Commission approved the rate settlement without modification. The period for filing rehearing requests of such order has expired. No such requests were filed. The settlement became effective on March 10, 2000.

FERC Order No. 637
On February 9, 2000, the Commission issued Order No. 637 in Docket Nos. RM98-10 and RM98-12. According to the Commission, the order was to reflect "steps to guarantee effective competition, remove constraints on market power, and eliminate regulatory bias". Among other things, the order required pipelines to submit Commission filings to 1) remove the price cap applicable to pipeline capacity released by firm shippers to new shippers, 2) revise pipeline scheduling procedures applicable to such released capacity, 3) permit firm shippers to segment their capacity for their own use or release,
4) revise pipeline penalty provisions, and 5) expand, modify and consolidate certain pipeline reporting requirements. On July 17, 2000 and September 1, 2000, Iroquois submitted filings in (respectively) Docket Nos. RP00-411 and RP00-529 to implement the provisions of Order No. 637. Certain parties, including a number of Iroquois shippers, opposed certain aspects of the filings. The Commission has not yet acted on the filings. Management believes that the outcome of these proceedings will not have a material adverse effect on Iroquois' financial condition or results of operations.

Eastchester Certificate Application (FERC Docket No. CP00-232)
On April 28, 2000, Iroquois filed an application with the Commission to construct and operate its "Eastchester Extension Project". Under this proposal, Iroquois would construct and operate certain facilities, including additional compression facilities and approximately 30.3 miles of 24" pipeline and associated facilities from Northport, Long Island to the Bronx, New York. Those proposed facilities would serve 220,000 - 230,000 dekatherms of natural gas per day on a long-haul basis to the New York City area. Iroquois would provide firm transportation service to the shippers with whom it has executed precedent agreements; Iroquois proposed to place the facilities into service on a staggered basis, with certain facilities placed into service on April 1, 2002 and the remainder on November 1, 2002. In order to meet the proposed in-service dates, Iroquois requested action by the Commission by June 1, 2001. Certain parties have intervened in opposition to certain aspects of the Eastchester proposal, including the location of the pipeline through the Bronx and the treatment of the costs associated with the project in future rate cases. Subsequent to the filing of those interventions, the Commission submitted several data requests to Iroquois, to which Iroquois has responded. In addition, on August 9, 2000 the Commission issued a "Notice of Intent to Prepare an Environmental Impact Statement" regarding the project, and conducted scoping sessions in various locations in New York state.

Legal Proceedings-Other
Iroquois is party to various other legal actions incident to its business. However, management believes that the outcome of these proceedings will not have a material adverse effect on Iroquois' financial condition, results of operations or cash flows.

Leases
Iroquois leases its office space under operating lease arrangements. The leases expire at various dates through 2003 and are renewable at Iroquois' option. Iroquois also leases a right-of-way easement on Long Island, New York, from the Long Island Lighting Company ("LILCO"), a general partner, which requires annual payments escalating 5% a year over the 39-year term of the lease. In addition, Iroquois leases various equipment under non-cancelable operating leases. During each of the nine months ended September 30, 2000 and 1999, Iroquois made payments of $0.8 million under operating leases which were recorded as rental expense.

Future minimum rental payments under operating lease arrangements as of September 30, 2000 are as follows (millions of dollars):

Year             Amount
2000             $ 0.2
2001             $ 0.8
2002             $ 0.8
2003             $ 0.4
2004             $ 0.1
Thereafter       $ 4.6


7. Income Taxes:
Deferred income taxes which are the result of operations will become the obligation of the Partners when the temporary differences related to those items reverse. The Company recognizes a decrease in the Amounts Equivalent to Deferred Income Taxes account for these amounts and records a corresponding increase to Partners' equity. Deferred income taxes with respect to the equity component of AFUDC remain on the accounts of the Partnership until the related deferred regulatory asset is recognized.

Total income tax expense includes the following components (thousands of dollars):

              U.S.                  State-
            Federal     State       Other        Total

Nine Months Ended September 30, 2000

Current    $  4,266    $ 1,136     $     -     $  5,402

Deferred      6,210        876	         -        7,086

Total      $ 10,476    $ 2,012     $     -     $ 12,488


Nine Months Ended September 30, 1999

Current    $  3,884    $   416     $   835     $  5,135

Deferred      6,296        403          -         6,699

Total      $ 10,180    $   819     $   835     $ 11,834


For the nine months ended September 30, 2000 and the year ended December 31, 1999, the effective tax rate differs from the Federal statutory rate due principally to the impact of state taxes.

Deferred income taxes included in the income statement relate to the following (thousands of dollars):
                                         Nine Months Ended:
                                           September 30
                                         2000          1999
Depreciation                           $  6,418     $  6,618
Deferred regulatory asset                   (57)         (52)
Legal costs                                 163          (13)
Accrued expenses                           (163)          13
Alternative minimum tax credit              362           74
Other                                       363           59

Total deferred taxes                   $  7,086     $  6,699


The components of the net deferred tax liability are as follows (thousands of dollars):
                                 At September 30  At December 31
                                        2000            1999
Deferred tax assets:
Alternative minimum tax credit         $  2,410    $   2,773
Accrued expenses                          5,639        5,474
Total deferred tax assets                 8,049        8,247

Deferred tax liabilities:
Depreciation and related items          (65,471)     (59,072)
Deferred regulatory asset                  (826)        (883)
Property taxes                             (879)        (879)
Legal costs                              (4,826)      (4,662)
Other                                    (1,069)        (707)
Total deferred tax liabilities          (73,071)     (66,203)

Net deferred tax liabilities            (65,022)     (57,956)
Less deferral of tax rate change            667          686
Deferred taxes-operations               (64,355)     (57,270)
Def. tax related to equity AFUDC        (12,999)     (12,081)
Def. tax related to change in rate         (667)        (686)
Total deferred taxes                   $(78,021)    $(70,037)



8. RELATED PARTY TRANSACTIONS:

Operating revenues and amounts due from related parties are primarily for gas transportation services. Amounts due from related parties are shown net of payables, if any.

The following table summarizes Iroquois' related party transactions (millions of dollars):
Nine Months Ended September 30, 2000:

                                     Payments       Due from     Revenue
                                     To Related     Related      from Related
                                     Parties        Parties      Parties
TransCanada Iroquois Ltd.             $ 0.2          $ 0.4          $ 5.7
North East Transmission Company          -             1.1            6.1
ANR Iroquois, Inc.                       -             0.3            2.5
JMC-Iroquois, Inc.                       -             1.6           13.2
TEN Transmission Company                 -             0.6            5.5
NJNR Pipeline Company                    -             0.6            5.2
LILCO Energy Systems, Inc.               -             1.0            8.5
Totals                                $ 0.2          $ 5.6          $46.7


Twelve Months Ended December 31, 1999:

                                     Payments       Due from     Revenue
                                     To Related     Related      from Related
                                     Parties        Parties      Parties

TransCanada Iroquois Ltd.             $ 0.5          $ 1.3         $ 7.7
ANR Iroquois, Inc.                       -             0.3           3.7
JMC-Iroquois, Inc.                       -             1.4          16.4
TEN Transmission Company                 -             0.6           9.0
NJNR Pipeline Company                    -             0.7           7.1
LILCO Energy Systems, Inc.              0.1            1.0          11.4
Totals                                $ 0.6          $ 5.3         $55.3


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We own an interstate natural gas pipeline system extending from the United States-Canada border near Waddington, New York through Connecticut to South Commack, Long Island, New York. We commenced full operations on January 25, 1992, and are operated by our wholly owned subsidiary, IPOC.
In accordance with our FERC certificate, we were required to submit two rate cases. Our first rate case filing was approved by the FERC on June 19, 1995, except for one item which involved the recovery of certain legal costs incurred by us in defense of an investigation discussed in Note 6 to Item 1, Financial Statements. Our second rate case was filed on December 31, 1996. During the latter part of 1999, we held negotiations with our shippers, which led to the settlement of the second rate case as well as remaining issues from our first rate case. This settlement was filed with the FERC on December 17, 1999, and subsequently received FERC approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by us or any settling party and resolves all rate matters outstanding from our previous two rate cases.

Results of Operations

                                      Three months ended    Nine months ended
Revenues and Volumes Delivered           September 30,       September 30,
                                         2000    1999         2000    1999
Revenues (dollars in millions)
Long-term firm reserved service         $ 27.9  $ 28.0       $ 86.5  $ 87.2
Short-term firm/ interruptible/other(1)    1.5     1.8          7.4     5.4
Total revenues                          $ 29.4  $ 29.8       $ 93.9  $ 92.6

Volumes delivered (million dekatherms)
Long-term firm reserved service           71.0    73.4        219.6   219.4
Short-term firm/ interruptible/other(1)   14.1    15.3         40.1    39.8
Total volumes delivered                   85.1    88.7        259.7   259.2
____________________
(1)Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

We receive revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. We also have interruptible transportation service revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on our net income. Such revenues include short-term firm reserved transportation service contracts of less than one-year term as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, we do not. However, we cannot assure you this will be the case in the future.
Three months ended September 30, 2000 compared to the three months ended September 30, 1999

Revenues. Total revenues for the three months ended September 30, 2000 decreased $0.4 million or 1.3% compared to the three months ended
September 30, 1999. The decrease can be attributed to a slightly lower demand for interruptible and short-term firm services.
Operating Expenses. Operating expenses decreased $1.1 million for the three months ended September 30, 2000 compared to the three months ended
September 30, 1999 primarily due to staffing levels and timing of work activities.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.1 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase is due to normal additions of general and transmission plant assets.
Taxes Other than Income Taxes. Taxes other than income taxes encompass property and school taxes paid to various jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. These taxes have remained relatively stable for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Interest Expense. Interest expense increased $0.6 million for the three months ended September 30, 2000 compared to the three months ended
September 30, 1999. The increase is the result of increased debt expense resulting from the refinancing of $322 million of debt with $400 million. See
Note 3 to Item 1, Financial Statements for details.
Provision for taxes. Income tax expense has increased approximately $0.5 million for the three months ended September 30, 2000 as compared to the same period in 1999. This increase is due primarily to an increase in taxable income.
Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999

Revenues. Total revenues for the nine months ended September 30, 2000 increased $1.3 million or 1.4% compared to the nine months ended
September 30, 1999 due to a $0.9 million marketing fee earned and higher demand for interruptible and short-term firm services.
Operating Expenses. Operating expenses decreased $0.9 million for the nine months ended September 30, 2000 compared to the nine months ended
September 30, 1999 primarily due to a $0.3 million increase in capitalized labor, which reduced operating expenses and a $0.3 million decrease in outside services employed.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.5 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase was primarily due to normal additions to general and transmission plant assets during the year. Taxes Other than Income Taxes. Taxes other than income taxes encompass property and school taxes paid to various jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. The increase of $0.1 million for the nine months ended September 30, 2000 over the nine months ended September 30, 1999 can be attributed to general increases in assessed property values.
Other income and expenses for the nine months ended September 30, 2000 increased $0.1 million over the nine months ended September 30, 1999, primarily due to additional interest income derived from the investment of proceeds from the refinancing activities.
Interest Expense. Interest expenses for the first nine months ended September 30, 2000 decreased slightly over the nine months ended September 30, 1999. The net decrease can be attributed to a decrease in interest on long-term debt for the first five months of 2000 totaling $1.1 million due to scheduled debt repayments, as well as $0.1 million in AFUDC recorded in 2000, partially offset by an increase in interest on long-term debt for the last four months of 2000 of $0.8 million. The increase in interest expense for the last four months of 2000 is the result of refinancing $322 million of debt with $400 million. Additionally there was an increase of $0.3 million due to the amortization of swap terminations and refinancing costs.(See Note 3 to Item 1, Financial Statements)
Provision for taxes. Income tax expense for the nine months ended September 30, 2000, has increased approximately $0.7 million as compared to the same period in 1999. This increase is due primarily to an increase in taxable income.
Liquidity and capital resources
Capital expenditures for the first nine months of 2000 were $4.9 million compared to $4.3 million in 1999 reflecting the increased level of construction activity over the period. 2000 capital expenditures related primarily to the Eastchester/New York City extension, various general plant purchases and other minor projects. In 1999 capital activity was restricted to some post-completion costs for the Athens compressor station, preliminary engineering work for the Eastchester extension and various general plant purchases. Iroquois expects that if it decides to pursue any of the proposed expansion projects currently under consideration it may be necessary to fund such projects through the issuance of additional indebtedness and capital contributions by our partners in accordance with the partnership agreement. Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities remained relatively constant in 2000 compared to 1999.
Total capital expenditures for 2000 are estimated to be approximately $8.6 million, including approximately $3.5 million for Eastchester. The remaining capital expenditures planned for 2000 are for the purchase of land for a compressor site, a meter station and tap, and various general plant purchases. Iroquois currently anticipates funding its 2000 capital expenditures by using internal sources and if necessary, borrowing on the revolving credit facility. As of September 30, 2000 there were no borrowings outstanding on this $10 million facility.

Information Regarding Forward Looking Statements
This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Iroquois can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission; competitive conditions in the marketplace; changes in the receptivity of the financial markets to Iroquois or other oil and gas credits similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of our Registration Statement on Form S-4, which is on file with the United States Securities and Exchange Commission.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


   The Partnership's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Partnership maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Partnership also uses interest rate swap agreements to manage its level of exposure to interest rate changes.

                   PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal proceedings is contained in the notes to the Consolidated Financial Statements contained on page 7.

ITEMS 2-5 are not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit
     Number                            Description
      3.1 Amended and Restated Limited Partnership Agreement of the Registrant dated as of February 28, 1997 among the partners of the Registrant.*

      3.2 First Amendment to Amended and Restated Limited Partnership Agreement of the Registrant dated as of January 27, 1999 among the partners of the Registrant.*

      4.1 Indenture dated as of May 30, 2000 between the Registrant and the Chase Manhattan Bank, as trustee (the "Trustee") for $200,000,000 aggregate principal amount of 8.68% senior note due 2010.*

      4.2 First Supplemental Indenture, dated as of May 30, 2000 between the Registrant and the Trustee for $200,000,000 aggregate principal amount of 8.68% senior note due 2010.*

      4.3     Form of Exchange Note.*

      4.4     Exchange and Registration Rights Agreement dated as of
              May 30, 2000 among the Registrant and Initial Purchasers for $200,000,000 aggregate principal amount of 8.68% Senior notes due 2010.*

      10.1 Credit Agreement among the Registrant, The Chase Manhattan Bank, as administrative agent, Bank of Montreal, as syndication agent and Fleet National Bank, as documentation agent, and other financial institutions, dated May 30, 2000.*

      10.2    Amended and Restated Operating Agreement dated as of
              February 28, 1997 between Iroquois Pipeline Operating Company and the Registrant.*

      10.3 Agreement Between Iroquois Pipeline Operating Company and Tennessee Gas Pipeline Company with respect to operating pipelines of the Registrant dated as of March 15, 1991.*

      10.4 FERC Gas Tariff, First Revised Volume No. 1 of the Registrant filed with the Federal Energy Regulatory Commission.*

      10.5 Stipulation and Agreement dated as of December 17, 1999 between the Registrant, the Federal Energy Regulatory Commission Staff and all active participants in Docket Nos. RP94-72-009, FA92-59-007, RP97-126-015, and RP97-126-000 as approved by the
              Federal Energy Regulatory Commission on February 10, 2000.*

      10.6 Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Registrant and Craig R. Frew.*

      10.7 Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Registrant and Paul Bailey.*

      10.8 Supplementary Pension Plan of Iroquois Pipeline Operating Company adopted on December 31, 1998.*

      10.9 Performance Share Unit Plan of Iroquois Pipeline Operating Company effective as of January 1, 1999.*

      27.1    Financial Data Schedule.

  * Filed as an exhibit to the Registrant's Registration Statement on Form S-4, File No. 333-42578.


(b)  Reports on Form 8-K.

     None.

                           SIGNATURES


   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (November 6, 2000)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Paul Bailey
                                   _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer