Form 10-K
period 2000-12-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2001-03-30
CIK 1118488

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                              --------------------

                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 2000 to December 31, 2000.

                              --------------------
                        Commission File Number 333-42578

                     Iroquois Gas Transmission System, L.P.
       (Exact name of registrant as specified in its charter)

          Delaware                                       06-1285387
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                               One Corporate Drive
                                    Suite 600
                         Shelton, Connecticut 06484-6211
                     (Address of principal executive office)
                                   (Zip Code)

                                 (203) 925-7200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

        None                                             None
(Title of each class)                    (Name of exchange on which registered)
           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

          Form 10-K Annual Report, for the year ended December 31, 2000

                                Table of Contents
                                                                            Page

Special Note regarding Forward-Looking
Statements ....................................................................1

                                     PART I

Item 1   Business .............................................................1

Item 2   Properties ..........................................................15

Item 3   Legal Proceedings ...................................................15

Item 4   Submission of Matters to a Vote of Security Holders .................16

                                     PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters .................................................16

Item 6   Selected Financial Data .............................................16

Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................17

Item 7A  Quantitative and Qualitative Disclosures about
         Market Risk .........................................................21

Item 8   Financial Statements and Supplementary Data .........................22

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............................22

                                    PART III

Item 10   Directors and Executive Officers of the Partnership.................22

Item 11   Executive Compensation..............................................25

Item 12   Security Ownership of Certain Beneficial Owners and

          Management..........................................................29

Item 13   Certain Relationships and Related Transactions......................30

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.................................................30

Signatures....................................................................33

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this annual report, the words "believes", "anticipates", "expects" and similar expressions are used to identify forward-looking statements. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Iroquois Gas Transmission System, L.P. (The "Partnership") can give no assurance that such expectations will be achieved. The many factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to:

           o    future demand and prices for natural gas;

           o    availability of supplies of Canadian natural gas;

           o regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission (the "FERC");

           o    competitive conditions in the marketplace;

           o changes in the receptivity of the financial markets to the Partnership or other oil and gas credits similar to the Partnership and, accordingly, the Partnership's strategy for financing any change in business strategy or expansion.

     A discussion of these and other factors which may affect the Partnership's actual results, performance, achievements or financial position is contained in the "Risk Factors" section below.

                                     PART I

ITEM 1.    BUSINESS

Introduction

     Iroquois Gas Transmission System, L.P. is a Delaware limited partnership. It was formed for the purpose of constructing, owning and operating a 375-mile interstate natural gas transmission pipeline from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and exchanges throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the FERC. The Partnership commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies. The Partnership's pipeline system connects with four interstate pipelines and the pipeline system of TransCanada PipeLines Limited (the "TransCanada System") in eastern Ontario. The Partnership has more than doubled the amount of gas that flows through its pipeline system on an annual basis since 1992, while the transportation rates the Partnership charges have decreased by approximately 39% as a result of FERC rate reduction orders.

     The Partnership provides transportation service to its shippers under transportation service contracts which provide for either firm reserved service or interruptible service. Firm reserved transportation service contracts are either long-term, multi-year contracts or short-term contracts of less than one year. Under firm reserved transportation contracts, a certain amount of the Partnership's pipeline system's capacity is reserved for the use of the shipper. Under interruptible transportation service contracts, a shipper's access to the Partnership's pipeline system depends upon the availability of pipeline system capacity on any given day. Currently, the Partnership has 36 shippers under long-term firm reserved transportation service contracts and its pipeline system's contracted capacity of 1006 thousands of dekatherms per day, or MDth/d, is fully subscribed. As of December 31, 2000, approximately 88% of the Partnership's capacity was contracted under firm reserved transportation service contracts which continue until at least 2011.

     The partners and their respective interests in the Partnership are as follows:
                                                                  Percentage
                                                                  Ownership
Ultimate Parent of Partner     Name of Partner                     Interest
--------------------------     ---------------                     --------


TransCanada PipeLines          TransCanada Iroquois Ltd.            29.0%
   Limited                     TCPL Northeast Ltd.                   6.0%

KeySpan Energy                 NorthEast Transmission               19.4%
Corporation                      Company
                               LILCO Energy  Systems, Inc.           1.0%

Dominion Resources, Inc.       Dominion Iroquois, Inc.              16.0%

The Coastal Corporation(1)     ANR Iroquois, Inc.                    9.4%
                               ANR New England Pipeline Co.          6.6%

PG&E Generating Company        JMC-Iroquois, Inc.                   4.93%

CTG Resources, Inc.            TEN Transmission Company             4.87%

New Jersey Resources           NJNR Pipeline Company                 2.8%
   Corporation
--------------------

     (1) On January 18, 2000, El Paso Energy Corp. ("El Paso") and The Coastal Corporation ("Coastal") announced plans for the merger of El Paso and Coastal. The merger was completed in January of 2001. As a condition of the merger, the Federal Trade Commission ("FTC") ordered Coastal to divest all of its interest in the Partnership. The FTC must approve the proposed buyers. Several of the Partnership's partners have agreed to purchase Coastal's interest, pending FTC approval.

     Iroquois Pipeline Operating Company ("IPOC"), a wholly owned subsidiary of the Partnership, is the operator of the Partnership's pipeline system and is responsible for the day-to-day management of the pipeline system pursuant to an operating agreement entered into between the Partnership and IPOC on January 14, 1989.

Description of the Pipeline

     Pipeline Facilities. The Partnership's pipeline system extends 375 miles from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York. The pipeline system offers access to natural gas supplies in Western Canada to local gas distribution companies, electric utilities, electric power generators and natural gas marketers operating in the New York and New England power grids.

     Compressor Stations. Compressor stations increase the pressure of natural gas flowing through the Partnership's pipeline system, increasing its capacity and the volume of natural gas that can be shipped under contract. In May 1992, the FERC approved construction of the Partnership's first compressor station located in Wright, New York. This station went into service in November 1993 and by that year-end, the volumes under contract had increased to 648.6 MDth/d. A second compressor station, in Croghan, New York, was commissioned in December 1994, expanding firm reserved service to 758.9 MDth/d. The Partnership's third compressor station, located in Athens, New York, commenced operation on November 1, 1998. As of December 31, 2000 the Partnership had contracts in place to deliver 1006 MDth/d.

     Metering Stations and Interconnects. The Partnership receives natural gas from the TransCanada System at the Canada-United States border near Waddington, New York and delivers gas in New York and Connecticut through meters tied directly to end user markets. The Partnership's pipeline system operates and maintains a total of 19 delivery meters to which the Partnership has primary rights with a combined capacity of approximately 3.8 million Dth/d. Each meter station consists of a separate control building that contains gas measurement equipment and electrical and instrumentation devices. The Partnership has incorporated a manual chart recorder system to maintain continuous gas measurement in the event of total electronic failure. The Partnership also delivers gas to the other major natural gas pipelines in the Northeast through its five interconnections with four interstate pipelines, Algonquin Gas Transmission Company, Dominion Transmission Corporation, Tennessee Gas Pipeline Company, and the TransCanada System. The Partnership also has an interconnection with the New York Facilities System at South Commack, Long Island. The New York Facilities System is a pipeline system owned and used by both Consolidated Edison Company of New York, or Con Ed, and KeySpan Energy Corporation.

     Communications. The Partnership maintains 24 hour monitoring of its pipeline system via a computerized data monitoring and control system known as SCADA (supervisory control and data acquisition) that links all compressor stations and maintenance bases with the Partnership's gas control center in Shelton, Connecticut. Remote facilities along the pipeline route are accessed with the use of multiple address radio communication links to a satellite system which allows the pipeline system to be operated remotely from the gas control center.

     Operations. The gas control center houses the gas management, control and computer systems required to operate the pipeline system and dispatch gas. A backup gas control center is located in Oxford, Connecticut. In the event that neither of these control centers is available, the Partnership's entire pipeline system can be monitored and operated from the Wright compressor station. The Partnership has operated the pipeline system with regular and continuous maintenance since it commenced operations. Inspections and tests have been performed at prescribed intervals to ensure the integrity of the system. These include periodic corrosion surveys, testing of relief and over-pressure devices and periodic aerial inspections of the right-of-way, all conforming to the United States Department of Transportation regulations. Such actions have allowed the Partnership to maintain high operational availability of its system, in particular, its compressors. Availability is a measure of the overall reliability of a compressor. During the last five years, the average availability of the Partnership's compressor units has ranged from 97% to 98%, a rate that the Partnership believes is higher than the rest of the industry. In addition, because multiple compressor stations are operational, the system is capable of achieving high levels of throughput even when one or more compressor units are experiencing an outage.

Transportation Services and Shippers

     The design capacity of the Partnership's pipeline system is fully subscribed under firm reserved transportation service contracts with 36 shippers. Under the firm reserved transportation service contracts, the pipeline receives natural gas on behalf of shippers at designated receipt points and transports the gas on a firm basis up to each shipper's maximum daily quantity. As of December 31, 2000, approximately 88% of the capacity of the Partnership's pipeline system was contractually committed through at least November 1, 2011. The Partnership has also entered into several short-term (less than one year) firm reserved transportation service contracts and numerous interruptible transportation service contracts. Reservation and variable fees are payable under firm reserved transportation service contracts and depend on the volume of gas and the zone within which the gas is shipped. The Partnership is also authorized by the FERC to enter into "negotiated rate" contracts with shippers who are provided with a service which varies in some manner from the standard tariff offering. To date, the Partnership has entered into a limited number of negotiated rate contracts for short-term firm transportation service.

     The Partnership's pipeline system is divided into two zones: zone one covers the mainline from Waddington to Wright, New York and zone two covers the territory from Wright, New York through Connecticut to South Commack, Long Island, New York.

     The Partnership's shippers under firm transportation service contracts consist of major electric and gas utility companies, marketers, gas producers and independent electric generating companies. PG&E Corporation, through its affiliates, is the only shipper that accounted for more than 10% of the Partnership's revenues as of December 31, 2000.

     As of December 31, 2000, approximately 70% of the pipeline system's volume was under firm reserved transportation service contract with shippers who are rated investment grade by a nationally recognized credit rating agency. Approximately 46% of the pipeline system's volume was under firm reserved transportation service contract with shippers with a debt rating of "A" or higher. Such shippers include Bay State Gas Company (28.8 MDth/d), Boston Gas Company (44.1 MDth/d), Brooklyn Union Gas Company (70.8 MDth/d), New Jersey Natural Gas Company (40.5 MDth/d), Central Hudson Gas & Electric Corporation (20.2 MDth/d), ConEd (20.2 MDth/d), Duke Energy Trading & Marketing (94 MDth/d), KeySpan Gas East Corporation (65.8 MDth/d) and New York State Electric & Gas Corporation (17.2 MDth/d). Certain of the Partnership's shippers are not rated by credit rating agencies. Non-rated or non-investment grade rated shippers accounted for approximately 19% of the pipeline system's volume. The Partnership has determined under internal credit standards that those shippers or their guarantors are creditworthy so that they are not required to post credit support in connection with their transportation service contracts. Approximately 11% of the capacity was contracted by shippers who have agreed to post letters of credit in an amount equal to three months of demand charges pursuant to their transportation service contracts or who have made other credit support arrangements that the Partnership finds satisfactory.

Demand for Transportation Capacity

     The Partnership's market, the Northeast, is comprised of approximately 12 million natural gas customers, who account for approximately 19% of all natural gas customers in the United States. The Northeast has experienced an overall increase in natural gas demand in the last decade. This demand is expected to continue to grow by 2-3% per year through 2025. The bulk of the growth in the Northeast is expected to occur in the electric generation sector, which is projected to grow by 5-8% per year.

     The Partnership is planning an Eastchester/New York City expansion of its pipeline system consisting of an approximately 33-mile mainline extension running from the mainline on Long Island near Northport, through the Long Island Sound to Eastchester, New York. As currently planned, the proposed line would proceed on land for two miles, connecting with the northern section of ConEd's gas distribution facilities. In the past, ConEd has experienced reliability concerns on its system due to its over-dependence on gas supplies currently entering the western side of its territory. In developing the Eastchester/New York City expansion, the Partnership is working closely with ConEd to alleviate these operating concerns. The Partnership believes that because of its location and ability to utilize Long Island Sound, a means of direct access to the New York City market can be developed with minimal environmental and land owner or right-of-way issues. In contrast, other competing proposals must access this market through congested and expensive areas. On April 28, 2000, the Partnership filed an application with the FERC pursuant to section 7(c) of the Natural Gas Act of 1938 (the "Natural Gas Act") for a certificate of public convenience and necessity to construct and operate the Eastchester/New York City expansion, requesting a November 2002 in-service date. On December 15, 2000, the application was amended to reflect a change in the end-point of the

Eastchester expansion. On February 22, 2001, the Partnership announced that the project has been fully subscribed. Under precedent agreements, five project shippers have agreed to take all of the 230 MDth/d of transportation capacity proposed to be built. The Eastchester shippers under contract are: Consolidated Edison Energy, Inc., KeySpan Ravenswood, Inc., Orion Power Holdings, Inc., Mirant New York Management, Inc. and Virginia Power Energy Marketing, Inc. A response from the FERC to the proposed expansion is expected in the second half of 2001.

     The Partnership's long-term financial condition is dependent on the continued availability of competitively priced western Canadian natural gas for import into the United States. Natural gas reserves may require significant capital expenditures by others for exploration and development drilling and the installation of production, gathering, storage, transportation and other facilities that permit natural gas to be produced and delivered. The Western Canada Sedimentary Basin is currently, and is expected to remain, the primary source of natural gas for the Partnership's pipeline system. Sable Island and other natural gas discoveries offshore of Nova Scotia may also provide sizable gas supplies in the future. Advances in technology may increase the ultimate recoverable reserves from the Western Canada Sedimentary Basin and offshore basins and bring gas supplies on stream that are currently not economical to produce.

     A variety of factors could affect the demand for natural gas in the markets that the Partnership's pipeline system serves. These factors include:

           o    economic conditions;

           o    fuel conservation measures;

           o    competition from alternative energy sources;

           o    climatic conditions;

           o    legislation or governmental regulations; and

           o technological advances in fuel economy and energy generation devices.

     The Partnership cannot predict whether these or other factors will have an adverse effect on demand for use of the pipeline system or how significant that adverse effect could be.

Competition

     The Partnership faces varying degrees of competition from other major pipeline systems in the Northeast and alternative energy sources, including electricity, coal, propane and fuel oils. Additionally, in recent years, the FERC has issued orders designed to increase competition in the natural gas industry. These orders have resulted in pipelines competing with their customers, who are now allowed to resell their unused firm reserved transportation capacity to other shippers. Firm reserved transportation contracts traditionally had terms of 10 to 20 years; however, due to increased competition, new firm reserved transportation contracts are usually of a shorter duration.

FERC Regulation and Tariff Structure

     General. The Partnership is subject to extensive regulation by the FERC as a "natural gas company" under the "Natural Gas Act". Under the Natural Gas Act and the Natural Gas Policy Act of 1978, the FERC has jurisdiction over the Partnership with respect to virtually all aspects of its business, including transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies, the acquisition and disposition of facilities, the initiation and discontinuation of services, and certain other matters. The Partnership, where required, holds certificates of public convenience and necessity issued by the FERC covering its facilities, activities and services.

     The Partnership's rates and charges for transportation in interstate commerce are subject to regulation by the FERC. FERC regulations and the Partnership's FERC-approved tariff allow the Partnership to establish and collect rates designed to give it an opportunity to recover all actually and prudently incurred operations and maintenance costs of its pipeline system, including taxes, interest, depreciation and amortization and a regulated equity return. The FERC has granted the Partnership the authority to negotiate rates with some of its current and potential shippers. The flexibility of such rates will allow the Partnership to respond to market conditions, as well as permit the Partnership to negotiate rates or a rate formula that will meet the specific needs of individual shippers. This ability to negotiate rates will be an important tool in attracting the growing electric generation market to the Partnership's pipeline system.

     Rates charged by the Partnership may not exceed the just and reasonable rates approved by the FERC. In addition, the Partnership is prohibited from granting any undue preference to any person, or maintaining any unreasonable difference in its rates or terms and conditions of service.

     In general, there are two methods available for changing the rate charged to shippers, provided that the transportation service contracts do not bar such changes. Under Section 4 of the Natural Gas Act and applicable FERC regulations, a pipeline may voluntarily seek a change, generally by providing at least 30 days' prior notice to the FERC of the proposed changes and filing the appropriate rate change application. If the FERC determines that a proposed rate change may not be just and reasonable as required by the Natural Gas Act, then the FERC may suspend the rate change for up to five months and set the matter for an investigation. Subsequent to any suspension ordered by the FERC, the proposed change may be placed in effect by the pipeline pending final FERC review. If the pipeline chooses to do this, any increase reflected in the proposed changes will, in the ordinary course, be collected subject to refund. It is also possible that a pipeline seeking to increase the rates it charges its shippers pursuant to a rate change application under Section 4 of the Natural Gas Act may, after review by the FERC, have its rates cut by the FERC instead. Under Section 5 of the Natural Gas Act, on its own motion or based on a complaint filed by a customer of a pipeline or other interested person, the FERC may initiate a proceeding seeking to compel a pipeline to change any rate or term or condition of service which is on file. If the FERC determines, that an existing rate or condition is unjust, unreasonable, unduly discriminatory or preferential then any rate reduction or change in service term or condition which is ordered at the conclusion of such a proceeding is generally effective prospectively from the date of the order requiring such change.

     The nature and degree of regulation of natural gas companies have changed significantly during the past 10 years, and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.

     Regulatory Proceedings. On November 29, 1996, the Partnership submitted a general rate change application to the FERC, and in its December 31, 1996 order, known as the suspension order, the FERC permitted the proposed rates to become effective (with one exception noted below). On July 29, 1998, the FERC issued its July 1998 order, which modified significant portions of an earlier administrative law judge's initial decision, resulting in a reduction of the Partnership's maximum demand rate. On August 28, 1998, the Partnership filed a request for rehearing of the July 1998 order, and by order issued March 11, 1999, the FERC granted rehearing of one aspect of the July 1998 order and permitted the Partnership to utilize an equity structure of 35.21% in designing its rates. On May 10, 1999, the Partnership filed a petition for review of other aspects of the July 1998 order in the United States Court of Appeals for the District Court of Columbia Circuit. This case was consolidated with petitions filed by two of the Partnership's customers on this matter.

     In addition to addressing the Partnership's filed rate change application, the suspension order granted summary disposition on one issue outstanding from the Partnership's prior rate proceeding. On June 19, 1995, the FERC had approved a stipulation and consent agreement in the Partnership's prior rate proceeding which resolved all issues except for the accounting and recovery of legal defense costs incurred in connection with certain criminal and civil investigations into the initial construction of the Partnership's pipeline system. The Partnership sought, and the FERC denied in the suspension under, rehearing of its orders regarding those legal defense costs in the Partnership's prior rate proceeding. On April 18, 1997, the Partnership filed a petition for review of the FERC orders addressing legal defense costs in the United States Court of Appeals for the District of Columbia. The suspension order directed the Partnership to remove approximately $11.7 million in plant and associated costs from its proposed rate base. The Partnership sought rehearing of the suspension order regarding this issue, which was subsequently denied by the FERC. Following such denial, on September 3, 1997, the Partnership filed a petition for review of the suspension order with regard to legal defense costs in the United States Court of Appeals for the District of Columbia, which the court consolidated with its earlier case regarding the same issue. On July 21, 1998, the United States Court of Appeals for the District of Columbia issued a decision reversing the FERC orders addressing legal defense costs and remanded the matter to the FERC for further proceedings.

     After extensive negotiations with the various parties, on December 17, 1999, the Partnership filed with the FERC an offer of settlement, which shall be referred to as the rate settlement. By order dated February 10, 2000, the FERC approved the rate settlement, effectively resolving all remaining issues in the Partnership's rate proceedings described above. The principal elements of the rate settlement are:

           o a reduction in maximum demand rates phased-in over a three-year period beginning January 1, 2001;

           o elimination of the proposed legal defense costs surcharge and agreement of all parties not to seek recovery of such costs;

           o withdrawal of certain pending petitions for review regarding FERC actions on the Partnership's general rate change application;

           o a rate moratorium under which the Partnership may not file an application to increase rates pursuant to Section 4 of the Natural Gas Act prior to January 1, 2004 and no party may file for reductions in rates pursuant to Section 5 of the Natural Gas Act prior to April 1, 2003 or receive such reductions prior to January 1, 2004 (the rate settlement contains certain limited exceptions to the moratorium for tariff changes not intended to effect changes in the Partnership's firm reserved service quality or rates); and

           o retention by the Partnership of revenues associated with new volumes, facilities, services or classes of service added after November 1, 1999.

     As provided in the rate settlement, the Partnership's maximum demand rate will decrease by $0.0096/Dth effective January 1, 2001, by $0.0240/Dth effective January 1, 2002; and by $0.0144/Dth effective January 1, 2003 for a total cumulative reduction of $0.04866/Dth. The rate settlement also provides for similar reductions in other rates charged by the Partnership. The total estimated revenue impact of these rate reductions is $2.38 million in 2001, $5.92 million in 2002 and $3.55 million in 2003 based on 2000 long-term firm reserved transportation service contracts.

     Rulemaking on FERC's Regulation of Transportation Services. On February 9, 2000, the FERC adopted its Order No. 637. The order:

           o institutes a two-year waiver of price ceilings on short-term released capacity (the FERC may later consider a permanent waiver based on the experience gained through this experiment);

           o allows pipelines to make pro forma tariff filings proposing peak and off-peak rates for short-term services;

           o allows pipelines to propose term-differentiated rates for short-term and long-term services, with any "excess" revenues shared equally with long-term customers;

           o changes regulations regarding scheduling procedures, capacity segmentation, and pipeline penalties to allow shippers to utilize pipeline capacity more efficiently;

           o narrows the right of first refusal for future long-term contracts while protecting the right of captive customers to renew long-term contracts; and

           o improves reporting requirements to increase price transparency and provide additional information on individual transactions to assist the FERC in its effort to monitor the functioning of natural gas markets.

     Order No. 637 is intended to increase efficiency as the market for natural gas continues to become more open and competitive. As a result of Order No. 637, interstate pipelines should have greater flexibility in tailoring the firm reserved services they offer to customers and customers should have improved opportunities to resell their unused firm reserved transportation service in the secondary market, thus potentially enhancing the value of firm pipeline service to customers.

     On May 19, 2000, the FERC adopted Order No. 637-A, which addressed requests for rehearing of Order No. 637. Order 637-A largely denied rehearing on the above-referenced Order No. 637 matters, but granted rehearing, in part, to make clarifying adjustments to the regulations regarding penalties, reporting requirements and the right-of-first refusal.

     While Order No. 637 requires some significant changes in the functioning of the secondary market for firm capacity, its implementation should not materially affect the level of revenues the Partnership receives. The Partnership will have to incur some costs to modify its tariff and information systems to allow it to comply with Order No.'s 637 and 637-A. However, the Partnership does not expect these expenditures to be material.

Safety Regulations

     The Partnership's operations are also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1969, as amended, which shall be referred to as the NGPSA, relating to the design, installation, testing, construction, operation and management of the Partnership's pipeline system. The NGPSA requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans.

     The NGPSA was amended by the Pipeline Safety Act of 1992 to require the Department of Transportation's Office of Pipeline Safety to consider protection of the environment when developing minimum pipeline safety regulations. In addition, the amendments required the Department of Transportation to issue pipeline regulations concerning, among other things, the circumstances under which emergency flow restriction devices should be required, training and qualification standards for personnel involved in maintenance and operation, and requirements for periodic integrity inspections, including periodic inspection of facilities in navigable waters which could pose a hazard to navigation or public safety. The amendments also narrowed the scope of gas pipeline exemptions pertaining to underground storage tanks under the Resource Conservation and Recovery Act. The Partnership believes its operations comply in all material respects with the NGPSA, but the industry, including the Partnership, could be required to incur additional capital expenditures and increased costs depending upon final regulations issued by the Department of Transportation under the NGPSA and/or future pipeline safety legislation.

Environmental Matters

     Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Partnership anticipates that there will be continuing changes. Increasingly strict federal, state or local environmental restrictions, limitations and regulations have resulted in increased operating costs for the Partnership, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. To the extent that environmental costs are normal costs of doing business, these costs would be recoverable under the Partnership's rates through future rate proceedings.

     Current Operations. At each of the Partnership's three natural gas compressor stations, IPOC routinely monitors environmental standards and controls and, to date, IPOC has found that environmental permits and regulations are being complied with in all material respects.

     Settlement of Federal and State Investigations. On May 23, 1996, as part of a "global" resolution of federal criminal and civil investigations of the construction of certain of the Partnership's pipeline facilities, IPOC pled guilty to four felony violations of the Clean Water Act and entered into consent decrees under the Clean Water Act in four federal judicial districts. Although not a named defendant, the Partnership signed the plea agreement and consent decrees and is bound by their terms. The Partnership also entered into related settlements with the State of New York, the FERC and the Department of Transportation. Under these various agreements, the Partnership and IPOC agreed to pay $22 million in fines and penalties and to take certain remedial measures. The Partnership and IPOC are taking certain actions and adopting a number of procedures to reduce their risk of noncompliance with environmental regulations in the future. In August 1996, as a result of settlement of the federal proceedings, IPOC was placed by the Environmental Protection Agency on a list that excludes IPOC from federal financial and other assistance under federal programs and limits IPOC's ability to do business with U.S. government agencies. This has not had and the Partnership does not expect it to have a material adverse impact on the Partnership's business.

Employees

     The Partnership does not directly employ its personnel. The Partnership's personnel and services are provided by IPOC, its wholly owned subsidiary, pursuant to the Partnership's operating agreement with IPOC. The Partnership reimburses IPOC for all reasonable expenses incurred in operating the Partnership's pipeline system including salaries and wages and related taxes and benefits. As of December 31, 2000, IPOC had 102 employees. Pursuant to the operating agreement, certain field operating and maintenance services were provided to the Partnership by Tennessee Gas Pipeline Company, which shall be referred to as Tennessee Gas. As of January 1, 2001, IPOC hired 12 employees, including several former Tennessee Gas employees, to perform field operations functions for the Partnership's pipeline system enabling IPOC to now perform its own field operating and maintenance services.

Risk Factors

     The Partnership's business involves significant risks and uncertainties including those described below.

The Partnership may not be able to maintain existing shippers or acquire new shippers

     As of December 31, 2000, approximately 88% of the capacity of the Partnership's pipeline system was contracted through at least November 1, 2011. The Partnership cannot give any assurances that it will be able to extend or replace these contracts at the end of their initial terms. The extension or replacement of the existing long-term contracts with shippers depends on a number of factors beyond the Partnership's control, including:

           o    the supply and price of natural gas in Canada and the United
                States;

           o competition to deliver gas to the Northeast from alternative sources of supply;

           o    the demand for gas in the Northeast;

           o whether transportation of gas pursuant to long-term contracts continues to be market practice; and

           o whether the Partnership's business strategy, including its expansion strategy, is successful.

     If the Partnership materially breaches its obligations under any transportation service contract, the affected shipper may have various remedies including termination of its transportation service contract. If these contracts are not extended or replaced or are terminated the Partnership's cash flows and ability to service its outstanding senior notes may be affected.

The Partnership is dependent on the performance of its shippers

     The Partnership is dependent upon shippers for revenues from contracted transportation capacity on its pipeline system. The transportation service contracts obligate the shippers to pay reservation charges regardless of whether or not they use their reserved capacity to transport natural gas on the pipeline system, subject to limited rights in favor of the shippers in certain circumstances to receive reservation charge credits when they release their firm reserved capacity to other shippers. As a result, under the FERC-approved rate structure, the Partnership's profitability will generally depend upon the continued creditworthiness of the shippers rather than upon the amount of natural gas transported.

     The Partnership's rates are calculated on the basis of the assumed contracted capacity of 1006 MDth/d and its revenue projections assume that shippers will pay these rates as required by their contracts. A prolonged economic downturn in the energy industry or a broader economic downturn affecting the Northeast could impact the ability of some or all of the shippers to fulfill their obligations under the transportation service contracts. A failure to pay by any of the shippers would decrease the Partnership's revenues and cash flows and could have an impact on the Partnership's ability to make payments on its outstanding senior notes.

Changes in regulation and rates may adversely affect the Partnership's results of operations

     The Partnership's pipeline system is an interstate natural gas pipeline subject to regulation as a natural gas company by the Natural Gas Act. As such, the rates the Partnership can charge its shippers and other terms and conditions of service are subject to FERC review and the possibility of modification in rate proceedings. The objective of this rate setting review process is to allow the Partnership to recover its costs to construct, own, operate and maintain its pipeline and to afford the pipeline an opportunity to earn a reasonable rate of return. No assurance can be given that the FERC will not alter or refine its preferred methodology for establishing pipeline rates and tariff structure in a way that is detrimental to the Partnership.

A decline in the availability of Western Canadian natural gas may reduce shippers' willingness to contract for capacity on the Partnership's pipeline

     The Partnership's long-term financial condition is dependent on the continued availability of Western Canadian natural gas for import into the United States. If the availability of Western Canadian natural gas were to decline over the initial term of the Partnership's current transportation service contracts, existing shippers may not extend their contracts and the Partnership may be unable to find replacement sources of natural gas for the pipeline system's capacity. The Partnership cannot give any assurances as to the availability of additional sources of gas that can interconnect with its pipeline system.

     Continued sales of Western Canadian natural gas to the United States will also depend on:

           o the level of exploration, drilling, reserves and production of Western Canada Sedimentary Basin natural gas and the price of such natural gas;

           o the accessibility of Western Canada Sedimentary Basin natural gas which may be affected by weather, natural disaster or other impediments to access;

           o the price and quality of natural gas available from alternative United States and Canadian sources and the rates to transport Canadian natural gas to the United States border; and

           o the regulatory environments in the United States and Canada, including the continued willingness of the governments of both countries to permit the import to the United States of natural gas from Canada on a commercially acceptable basis.

Failure of the pipeline system's operations may result in liabilities for the Partnership and reduce its revenues or impair its ability to meet its obligations under its senior notes

     There are risks associated with the operation of a complex pipeline system, such as operational hazards and unforeseen interruptions caused by events beyond the Partnership's control. These include adverse weather conditions, accidents, breakdown or failure of equipment or processes, performance of the facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events beyond the Partnership's control. Liabilities incurred and interruptions to the operation of the pipeline caused by such events could reduce revenues generated by the Partnership and increase the Partnership's expenses and impair the Partnership's ability to meet its obligations under the terms of its senior notes. Insurance proceeds may not be adequate to cover all liabilities incurred, lost revenues or increased expenses.

The Partnership may not succeed in its planned expansions

     The Partnership's ability to engage in any expansion project will be subject to, among other things, approval of its management committee and numerous business, economic, regulatory, competitive and political uncertainties beyond the Partnership's control. Therefore, the Partnership cannot guarantee that any proposed expansion or extension project will be undertaken or, if undertaken, will be successful.

     The success of any planned expansions, once undertaken, may depend on several factors, including, among others, the following:

           o other existing pipelines may provide transportation services to the area to which the Partnership is expanding;

           o any entities, upon obtaining the proper regulatory approvals, may construct new competing pipelines or increase the capacity of existing competing pipelines;

           o a competitor's new or upgraded pipeline could offer transportation services that are more desirable to shippers because of location, facilities or other factors; and

           o shippers may not be willing to sign long-term contracts for service which would make use of a planned expansion.

     The Partnership would also require additional capital to fund any planned expansions of its pipeline system. If the Partnership fails to generate sufficient funds in the future, it may have to delay or abandon its expansion plans, in which case it will lose the ability to capitalize expenditures on such abandoned expansions. Also, a proposed expansion may cost more than planned to complete and such excess costs may not be recoverable.

The Partnership is subject to laws relating to the protection of the environment that could involve substantial compliance costs and liabilities

     The Partnership's operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Risks of substantial costs and liabilities are inherent in pipeline operations and the Partnership cannot guarantee that significant costs and liabilities will not be incurred under applicable environmental and safety laws and regulations, including those relating to claims for damages to property and persons resulting from the Partnership's pipeline system operations.

     Moreover, it is possible that increasingly stringent changes to federal, state or local environmental laws and regulations, and enforcement policies thereunder, could result in increased costs and liabilities to the Partnership. The Partnership is unable to predict the effect that any future changes in environmental laws and regulations will have on its future earnings and it cannot guarantee that environmental costs incurred by it will be recoverable under its FERC-approved tariff.

ITEM 2.   PROPERTIES

     The Partnership's principal executive office is located in Shelton, Connecticut in approximately 29,100 square feet of leased office space under a lease agreement that expires on June 30, 2003. The Partnership also leases approximately 10,500 square feet of warehouse and office space in Oxford, Connecticut under a lease agreement that expires on March 31, 2004. Additionally, the Partnership leases a right-of-way easement on Long Island, New York from the Long Island Lighting Company, the predecessor to KeySpan Energy Corporation, the parent of LILCO Energy Systems, Inc., a general partner of the Partnership, which expires in 2030. The Partnership believes that its facilities are adequate for the Partnership's current operations and that additional leased space can be obtained if needed.

     The Partnership holds the right, title and interest to and in its pipeline system. With respect to real property, the pipeline system falls into two categories: (i) parcels which the Partnership owns, such as compressor station and meter station sites; and (ii) parcels in which the Partnership has a leasehold interest, easement or right-of-way from landowners permitting the use of land for the construction and operation of the pipeline system. The Partnership obtained the right to construct and operate its pipeline system across certain property through negotiations and through the exercise of the power of eminent domain, where necessary. The Partnership continues to have the power of eminent domain in each of the states in which it operates its pipeline system. The Partnership believes that it has satisfactory interests in all of the properties making up its pipeline system.

ITEM 3.   LEGAL PROCEEDINGS

     The Partnership is a party to various legal actions incident to its business. However, the Partnership believes that the outcome of these proceedings will not have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Partnership has not submitted any matters to the vote of its security holders.

                                    PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Partnership does not have any publicly-traded common equity.

ITEM 6.   SELECTED FINANCIAL DATA


     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's financial statements, including the notes thereto, appearing elsewhere in this annual report. The income statement, balance sheet and cash flow data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Partnership's financial statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.

                                                                                        Year ended December 31,
                                                              ----------------------------------------------------------------------
                                                               2000          1999            1998             1997           1996
                                                              ----------------------------------------------------------------------
                                                                                  (In thousands of dollars, except ratios)
    Income Statement Data:
    Net operating revenues .............................      $127,234      $123,919(1)      $140,371         $153,652      $154,379
    Operating expenses:
        Operations .....................................        21,119        21,534           21,703           23,988        22,538
        Depreciation and amortization ..................        23,609        21,976           29,795           32,094        31,243
        Taxes other than income taxes ..................        11,156        11,449           10,390           10,266         9,607
                                                              --------      --------         --------         --------      --------
          Total operating expenses .....................        55,884        54,959           61,888           66,348        63,388
    Operating income ...................................        71,350        68,960           78,483           87,304        90,991
        Other income and (expenses) ....................         1,824         1,419            6,758(2)         4,180         1,131
                                                              --------      --------         --------         --------      --------

    Income before interest charges and taxes ...........        73,174        70,379           85,241           91,484        92,122
        Net interest expense ...........................        31,139        30,621           32,476           34,990        37,855
                                                              --------      --------         --------         --------      --------
    Income before taxes ................................        42,035        39,758           52,765           56,494        54,267
        Provisions for taxes(3) ........................        17,083        15,580           20,788           22,408        22,163
                                                              --------      --------         --------         --------      --------
    Net income .........................................      $ 24,952      $ 24,178         $ 31,977         $ 34,086      $ 32,104
                                                              ========      ========         ========         ========      ========

    Cash Flow Data:

    Net cash from operating activities .................      $ 57,181      $ 57,961         $ 83,899         $ 87,116      $ 60,589
    Capital expenditures ...............................         8,268         7,718           14,172           14,719         4,358

    Balance Sheet Data (at End of Period):
    Net property, plant and equipment ..................      $520,172      $534,806         $548,832         $563,766      $580,592
    Total assets .......................................       584,368       594,851          606,870          624,505       655,599

    Long-term debt, including current
       maturities.......................................       388,889       336,664          365,388          394,111       423,817
    Partners' capital...................................      $169,423      $227,388         $212,630         $199,865      $198,371

(1) Total revenues decreased in 1999 compared to 1998 due to the implementation of a rate reduction.

(2) Includes settlement income for releasing a shipper from its remaining long-term firm reserved transportation service contract.

(3) The payment of income taxes is the responsibility of partners of the Partnership. The Partnership's approved rates, however, include an allowance for taxes (calculated as if it was a corporation) and the FERC requires the Partnership to record such taxes in its partnership records to reflect the taxes payable by its partners as a result of the Partnership's operations. These taxes are recorded without regard to whether each partner can utilize its share of the Partnership's tax deductions. The Partnership's rate base, for rate-making purposes, is reduced by the amount equivalent to accumulated deferred income taxes in calculating the required return.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Partnership owns an interstate natural gas pipeline system extending from the United States-Canada border near Waddington, New York through Connecticut to South Commack, Long Island, New York. The Partnership's pipeline system commenced full operations on January 25, 1992, and is operated by the Partnership's wholly owned subsidiary, IPOC.

     In accordance with its FERC certificate, the Partnership was required to submit two rate cases. Its first rate case filing was approved by the FERC on June 19, 1995, except for one item which involved the recovery of certain legal costs incurred by the Partnership in defense of an investigation discussed in
Note 7 to the Financial Statements. Its second rate case was filed on December 31, 1996 and rates were approved on December 31, 1997. During the latter part of 1999, the Partnership held negotiations with its shippers, which led to the settlement of certain remaining issues from the first and second rate cases. This settlement was filed with the FERC on December 17, 1999, and subsequently received FERC approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by the Partnership or any settling party and resolves all rate matters outstanding from the Partnership previous two rate cases. The first rate reduction was implemented on January 1, 2001. The settlement had no impact on the Partnership's 2000, 1999 or 1998 income, but is expected to have a revenue impact of $2.38 million in 2001, $5.92 million in 2002 and $3.55 million in 2003 based upon long-term firm reserved transportation contracts in effect as of December 31, 2000.

Results of Operations

-------------------------------------------------------------------------------------------
                                                                     Year ended
                                                            -------------------------------
Revenues and Volumes Delivered                                      December 31,
---------------------------------------------------------- --------------------------------
                                                             2000       1999       1998


Revenues (dollars in millions)
-------------------------------------------------------------------------------------------
         Long-term firm reserved service                      $116.3     $116.6     $135.7
---------------------------------------------------------- ---------- ---------- ----------
         Short-term firm/ interruptible/other (1)               10.9        7.3        4.7
                                                            --------    -------    -------
                  Total revenues                              $127.2     $123.9     $140.4
---------------------------------------------------------- ---------- ---------- ----------

Volumes Transported (million dekatherms)
---------------------------------------------------------- ---------- ---------- ----------
         Long-term firm reserved service                       292.1      290.6      287.5
---------------------------------------------------------- ---------- ---------- ----------
         Short-term firm/ interruptible/other(1)                56.0       54.3       38.0
---------------------------------------------------------- ---------- ---------- ----------
                  Total volumes transported                    348.1      344.9      325.5
-------------------------------------------------------------------------------------------

--------------------
(1) Other revenue includes deferred asset surcharges and park and loan service revenue.

Revenues and Expenses

     Revenues. The Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. It also has interruptible transportation service revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on its net income. Such revenues include short-term firm reserved transportation service contracts of less than one-year terms as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, the Partnership does not. However, the Partnership cannot assure you this will continue to be the case in the future.

     Total revenues for 2000 were $127.2 million, an increase of $3.3 million over 1999 revenues. This increase resulted primarily from increased volumes and favorable market prices for interruptible and short-term firm transportation services. Total throughput for 2000 of 348 MDth is 3.3 Mdth, or 1% higher than 1999 deliveries.

     The 1999 revenues of $123.9 million were down $16.5 million, or 11.8%, from the $140.4 million level achieved in 1998. The 1999 revenues reflect a full year of an inter-zone rate of $0.47/Dth, effective August 31, 1998 as a result of a FERC decision on the Partnership's rate case filed in December 1996. The 1998 revenues include four months of activity at the $0.47/Dth rate and eight months at the previous rate of $0.65/ Dth. These rates apply to long-term firm service. The actual rates for interruptible and short-term firm service are based on market conditions. In 1999, revenues for these services were ahead of 1998 by 73% or $2.7 million.

     Total throughput for 1999 increased 19.4 MMDth, or 6.0%, over the 1998 deliveries. Most noticeable are a 49% increase in short-term firm and a 39% increase in interruptible volumes transported. The increase in interruptible and short-term firm service volumes reflects favorable gas prices, electric power generation demands and higher than normal cooling loads during the summer period.

     Operating and Maintenance Expenses. The operation and maintenance expense category includes operating, maintenance and administrative ("OM&A") expenses for the Partnership's corporate office in Shelton, Connecticut and the field support for the mainline, metering and compression facilities. Operation and maintenance expense for 2000, at $21.1 million, is down almost 2% from 1999 as a result of efficiency gains and cost control measures throughout the Partnership. Also included in OM&A expense are $3.2 million for 2000, $3.3 million for 1999 and $3.6 million in 1998 for account "858 charges", or the fees paid to the Tennessee ("TGP") and Algonquin ("AGT") pipelines for transportation provided by them to deliver gas to certain Iroquois customers off their system. In the last rate case, the FERC instituted a cost tracker for this expense. The Partnership's rates will be adjusted periodically to reflect any changes in the rates charged by TGP or AGT. The OM&A expenses for 1999 and 1998, excluding the 858 charges, remained stable at about $18.2 million despite the addition of the Athens Compressor Station and other facilities.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.6 million in 2000 compared to 1999. This increase is primarily due to normal additions of general and transmission plant assets. Depreciation and amortization expense in 1999 at $22 million was $7.8 million, or 26%, below the 1998 level. The change was due mainly to new depreciation rates established in the July 1998 FERC order (refer to Note 7 to the financial statements). The 1998 depreciation expense for transmission plant reflects a composite rate of 4% for eight months and 2.77% for four months.

     Taxes, other than income taxes, encompass property and school taxes paid to various jurisdictions for mainline, metering and compression facilities along the Partnership's pipeline system. Taxes, other than income taxes, remained consistent in 2000 compared to 1999 and increased $1.1 million in 1999 compared to 1998. The increase in 1999 was primarily a result of additional facilities in Athens, New York and Stratford, Connecticut.

     Other Income and Expenses. Other income includes certain investment income and the net of income and expense adjustments not recognized elsewhere. Interest income increased $0.6 million in 2000 compared to 1999. The increase is primarily due to additional interest income derived from short-term investments. Interest income in 1999, at $1.6 million, was down approximately $0.3 million from 1998 levels as a result of lower cash balances and consequently, lower short-term investment levels. Other income, net in 1998 of $4.4 million included a lump sum settlement that the Partnership received for releasing AG Energy from its remaining long-term service obligation. In 1998, AG Energy operated a power generation facility in New York state and was a party to the Niagara Mohawk contract restructuring.

     Interest Expense. Interest expense for 2000 reflects the impact of the long-term refinancing that closed on May 30, 2000. While the effective interest rate on long-term debt decreased, overall interest expense increased since the average long-term debt balance increased from $353.4 million to $376.6 million. Interest expense for the first five months of 2000 decreased $1.1 million due to scheduled debt repayments. Interest expense for the last seven months of 2000 increased $1.8 million, as a result of the long-term debt refinancing activities, including $0.5 million of amortization of swap terminations and refinancing costs. Interest expense decreased $2.5 million in 1999 compared to 1998 due to lower average long-term debt balances from scheduled debt repayments.

     Income Taxes. Provisions for taxes increased $1.5 million in 2000 compared to 1999, and decreased $5.2 million in 1999 compared to 1998. The 2000 increase was due to higher taxable income and a change implemented by New York State from a gross receipts tax based on revenue to an income-based franchise tax. The decrease in 1999 was due primarily to lower taxable income than the prior year. Income taxes are the responsibility of the partners of the Partnership (refer to Note 8 to the financial statements).

Liquidity and Capital Resources

     Capital expenditures for 2000 were $8.3 million compared to $7.7 million in 1999, reflecting the increased level of construction activity over the period. Capital expenditures in 2000 consisted of preliminary engineering expenditures relating to the Eastchester/New York City extension, as well as general plant purchases and other minor projects. In 1999, capital activity was restricted to some post-completion costs for the Athens compressor station, preliminary engineering work for the Eastchester/New York City extension and various general plant purchases. In 1998, capital expenditures of $14.2 million included costs for the Athens compressor station that was completed November 1, 1998 and transferred into service. The Partnership expects that if it decides to pursue expansion projects it may be necessary to fund such projects through internally generated funds, the issuance of additional indebtedness and capital contributions by partners in accordance with the partnership agreement.

     Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities remained relatively constant in 2000 compared to 1999. Net cash provided by operating activities decreased 31% or $25.9 million in 1999 compared to 1998. Since the Partnership's service rates are based on recovering its cost of service, the change in depreciation rates and other expenses required by the 1998 FERC rate order decreased the rates and consequently the total revenues received after the new rates were implemented on August 31, 1998 (refer to Note 6 to the financial statements).

     Total cash distributions to partners of $100.0 million, $25.0 million and $40.0 million were made during 2000, 1999 and 1998, respectively. The increase in 2000 is largely the result of $40.0 million being distributed to partners in connection with the Partnership's May 2000 refinancing.

      As a result of the refinancing in 2000, the Partnership arranged a $10 million revolving line of credit to support working capital requirements. Funds may be borrowed on a short-term basis at variable rates. As of December 31, 2000, there were no borrowings outstanding on this $10 million facility. Prior to the refinancing, the Partnership was a party to a $10 million line of credit for short-term borrowing purposes. As of December 31, 1999, there was $3.5 million outstanding under this facility.

      Total capital expenditures for 2001 are estimated to be approximately $61.2 million, including approximately $55.3 million for the Eastchester/New York City expansion project. This level of expenditure is contingent upon the timing of FERC approval of the expansion project. The remaining capital expenditures planned for 2001 are for the purchase of land for a compressor site, a meter station and interconnect, and various general plant purchases. The Partnership currently anticipates funding its 2001 capital expenditures by using internal sources and if necessary, through the issuance of additional indebtedness and/or capital contributions by its partners.

Other

     The Partnership's transmission activities are subject to regulation by the FERC under the Natural Gas Act and under the Natural Gas Policy Act of 1978 because the Partnership owns and operates an interstate natural gas pipeline system that provides interstate transmission services. As a result, the Partnership's rates and charges for natural gas transportation, the terms and conditions of the services it offers, the extension, enlargement or abandonment of its jurisdictional facilities, and its accounting, among other things, are subject to such regulation.

     The Partnership is also subject to the National Environmental Policy Act and other federal and state legislation regulating the environmental aspects of its business. The Partnership believes that it is in substantial compliance with existing environmental requirements. The Partnership believes that, if expenditures were required in the future to meet applicable standards and regulations, the FERC would grant requisite rate relief so that, for the most part, such expenditures and a return thereon would be permitted to be recovered. Based on current information, the Partnership believes that compliance with applicable environmental requirements is not likely to have a material effect upon its earnings or competitive position.

     The majority of the Partnership's plant and equipment and inventory is subject to ratemaking treatment, and under current FERC practices, recovery of increased costs for replacing facilities due to inflation is limited to prudently incurred, historical costs as established in the prior rate proceeding. Under current FERC practice, amounts in excess of historical cost are not recoverable between rate proceedings, leading to a delay between incurrence of costs and their recovery. However, the Partnership believes that in future rate proceedings it will be allowed to recover and earn a return based on increased actual costs incurred when existing facilities are replaced and new facilities are placed in service. Cost-based regulation, along with competition and other market factors, limit the Partnership's ability to take inflation into account in pricing services and products.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and prices. The following discussion of the Partnership's risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those contemplated in the forward-looking statements. The Partnership handles market risks in accordance with established policies, which may include various derivative transactions.

     The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. (See Note 3 to the financial statements.)

     The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages F-1 through F-20 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Executive Officers

     The following table sets forth the names, ages and positions of the executive officers of IPOC.


            Name           Age                Position
            ----           ---                --------
Craig R. Frew ..........   50   President
Paul Bailey ............   54   Vice President and Chief Financial Officer
Jeffrey A. Bruner ......   42   Vice President, General Counsel and Secretary
Herbert A. Rakebrand III   44   Vice President, Marketing and Transportation
David J. Warman ........   43   Vice President, Engineering and Operations


     Craig R. Frew is President of IPOC. Mr. Frew has 29 years of experience in the natural gas industry. Mr. Frew joined TransCanada PipeLines Limited in 1976 and transferred to IPOC in 1994 while TransCanada PipeLines Limited was the operator of the Partnership's pipeline system. With TransCanada PipeLines Limited, Mr. Frew held a number of senior management positions including the position of President of its wholly owned subsidiary, Western Gas Marketing Limited, from 1989 to 1993. Mr. Frew currently serves on the board of directors of the New England Gas Association and the Interstate Natural Gas Association.

     Paul Bailey is Vice President and Chief Financial Officer of IPOC. Mr. Bailey has 19 years of experience in the natural gas industry and an additional 14 years in the electric industry. Mr. Bailey joined TransCanada PipeLines Limited in 1982 and transferred to IPOC in 1992 while TransCanada PipeLines Limited was the operator of the Partnership's pipeline system. With TransCanada PipeLines Limited, Mr. Bailey held a variety of senior management positions in the accounting and finance areas of the company. From 1968 to 1982 Mr. Bailey was employed by Ontario Hydro and held a number of positions in the accounting and financial planning departments.

     Jeffrey A. Bruner is Vice President, General Counsel and Secretary of IPOC. Mr. Bruner joined IPOC in 1992. Prior to joining IPOC he was with Transco Energy Company for eight years where he held various positions in the legal department, including the position of General Attorney in charge of the legal department for Transcontinental Gas Pipe Line Corporation, an interstate pipeline affiliate of Transco Energy.

     Herbert A. Rakebrand III is Vice President of Marketing and Transportation of IPOC. Mr. Rakebrand has 21 years of experience in the natural gas industry. Mr. Rakebrand assisted in establishing IPOC's transportation department, having joined IPOC in 1991, prior to the pipeline being placed in service. From 1980 to 1991, Mr. Rakebrand was employed by the Long Island Lighting Company where he held various positions in the gas engineering and gas supply departments.

     David J. Warman is Vice President of Engineering and Operations of IPOC. Mr. Warman joined TransCanada PipeLines Limited in 1982 and transferred to IPOC in 1990 while TransCanada PipeLines Limited managed the construction of the Partnership's pipeline system. With TransCanada PipeLines Limited, Mr. Warman held a number of positions in the engineering area, in particular pipeline design, materials engineering, pipeline construction and project management.

Management Committee Composition

      The representatives on the Partnership's management committee are employed at affiliates of partners of the Partnership. The following table sets forth the names of the representatives on the Partnership's management committee, the names of the affiliates of the partners at which they are employed and the names of relevant partners.

Name                    Age     Affiliate at Which Employed                Partner Represented
----                    ---     ---------------------------                -------------------
James M. Lane           61      ANR Pipeline Company                     ANR Iroquois, Inc./ANR
                                                                         New England Pipeline Co.

Paul D. Koonce          41      Dominion Resources, Inc.                 Dominion Iroquois, Inc.

Larry S. McGaughy       53      Connecticut Energy Corporation           TEN Transmission Company


Charles A. Daverio      51      KeySpan Energy Corporation               NorthEast Transmission
                                                                         Company, LILCO Energy
                                                                         Systems, Inc.

Joseph P. Shields       43      New Jersey Natural Gas Company           NJNR Pipeline Company

Peter Lund              42      PG&E National Energy Group               JMC-Iroquois, Inc.

Paul MacGregor          44      TransCanada Pipelines Ltd.               TransCanada Iroquois
                                                                         Ltd./TCPL Northeast Ltd.


     James M. Lane has over 30 years experience in the natural gas industry having spent the last 20 years with The Coastal Corporation. In his current position, Mr. Lane is responsible for managing the day-to-day business affairs of ANR Storage Company, Mid Michigan Gas Storage Company and four joint venture companies, and the business administration functions of ANR Pipeline Company's Storage Operations, which are all affiliates of The Coastal Corporation. In addition, Mr. Lane manages Coastal's business interests in 8 joint ventures. Mr. Lane has served on the management committee of the Partnership since 1997.

     Paul D. Koonce joined Dominion Resources, Inc. as Senior Vice President, Commercial Operations in January 1999. He is responsible for various businesses of Dominion Energy. From 1982 through 1992, he worked for East Tennessee Natural Gas, Entrade Corporation, Texas Gas Transmission and Transcontinental Gas Pipeline Corporation. In 1992, he joined Sonat Marketing Company where he was promoted to Senior Vice President of Sonat Energy Services and was later named Executive Vice President of Sonat Power Systems. Mr. Koonce has served on the management committee of the Partnership since the beginning of 2000.

     Larry S. McGaughy is the President of three non-utility affiliates at Connecticut Energy Corporation (CNE Energy Services Group, Inc., CNE Development Corporation and CNE

Venture-Tech, Inc.). From 1990 to 1995, he served as a Vice President of Southern Connecticut Gas Company in the various functional areas of Marketing, Corporate Planning, Corporate Engineering and Gas Control. Prior to joining Southern, Mr. McGaughy served as Director of Marketing and Energy Services and as Director of Regulatory Control and Budgets at Tampa Electric Company over a period of eleven years. Mr. McGaughy has served as a member of the management committee of the Partnership since November 2000.

     Charles A. Daverio has served as Vice President of KeySpan Energy Trading Services, LLC since December 1996. He joined KeySpan Energy Corporation in 1976 as an associate engineer. He held various supervisory and managerial positions in the Nuclear Engineering Department, Gas Supply and Planning, and Gas Operators from 1979 through 1996. Mr. Daverio has served as the representative of KeySpan Energy Corporation on the management committee of the Partnership since 1991.

     Joseph P. Shields is a Senior Vice President of New Jersey Natural Gas Company, a subsidiary of New Jersey Resources Corporation. Since 1983, he has served as Manager, Director and Vice President of Gas Supply in New Jersey Natural Gas Company. Prior to joining New Jersey Natural Gas Company, he was employed by the State of New Jersey Board of Public Utilities. He joined the management committee of the Partnership as of August 16, 2000.

     Peter Lund has been Vice President-Pipeline Marketing and Development of PG&E National Energy Group, since March 2000. Prior to his current role, Mr. Lund served as Vice President - Transportation and Storage Operations of PG&E Gas Transmission. Before joining PG&E Gas Transmission Northwest in 1988, Mr. Lund worked as a resource analyst for Pacific Gas and Electric Company and as a mineral exploration geologist for various firms. In addition, Mr. Lund is a board member of the Pacific Coast Gas Association, the Private Industry Sponsors of the Canadian Energy Research Institute and a board member and former president of the Northwest Gas Association. Mr. Lund has been a member of the management committee of the Partnership since 1999.

     Paul F. MacGregor has served as Vice President of North American Pipeline Ventures TransCanada since September 1999. Mr. MacGregor is responsible for the business development activities of TransCanada's non-regulated pipeline services and investments. In addition, he oversees TransCanada's ownership interests in several of its Canadian and U.S. pipeline investments. Mr. MacGregor joined TransCanada in 1981 and since then he has held various positions including in Facilities Planning and Vice President, North American Pipeline Investments for TransCanada's energy transmission business unit. Mr. MacGregor has been a member of the management committee of the Partnership since 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following summary compensation table sets forth information regarding compensation for fiscal years 2000 and 1999 paid to the President and each of the four other most highly compensated executive officers of IPOC who were serving as such as of

December 31, 2000. All compensation to the executive officers is paid by IPOC and reimbursed by the Partnership.

                                                                               Other Annual      All Other
Name and                                        Salary          Bonus          Compensation     Compensation
Principal Position                Year         ($) (1)           ($)              ($)(2)          ($) (3)
------------------               --------      -------           ---              ------          -------
Craig R. Frew                      2000        $262,058.23     $125,000.00     $65,598.34       $10,500.00
     President                     1999         256,913.55      111,150.00                       10,000.00

Paul Bailey                        2000        $184,293.98      $55,000.00     $72,429.11        $9,448.94
     Vice President and Chief      1999         177,177.00       46,000.00                        8,695.75
     Financial Officer

Jeffrey A. Bruner                  2000        $148,580.38      $44,000.00            ---        $7,428.98
     Vice President, General       1999         142,506.00       38,500.00                        7,215.26
     Counsel and Secretary

Herbert A. Rakebrand III           2000        $164,588.58      $69,000.00            ---        $8,089.90
     Vice President, Marketing     1999         147,502.00       43,500.00                        7,340.06
     and Transportation

David J. Warman                    2000        $126,011.79      $37,000.00            ---        $6,190.08
     Vice President,               1999         115,011.00       29,000.00                        5,840.55
     Engineering
      and Operations

-----------------------------

(1) Amounts reported for the 1999 and 2000 fiscal years, respectively include salary paid in lieu of vacation for the following: Mr. Frew -- $9,692.55 and $4,754.25; Mr. Rakebrand -- $2,500 and $2,788.50; and Mr. Warman -- $0
      and $2,211.75, respectively.

(2) Other Annual Compensation includes loan forgiveness and certain personal benefits, including the following for the 2000 fiscal year: Mr. Frew -- $56,193.64 for loan forgiveness; and Mr. Bailey -- $60,560.18 for loan forgiveness. Other Annual Compensation below the disclosure thresholds has been omitted.

(3) The amounts presented in this column represent matching contributions made by IPOC under the Iroquois Pipeline Operating Company Savings Plan (the "401(k) Plan") and the IPOC Supplemental 401(k) Savings Plan (the "Supplemental Plan"). Under the 401(k) Plan, which is generally available to all employees, IPOC currently matches a participant's tax-deferred contributions by an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation. Under the Supplemental Plan, IPOC currently matches the tax-deferred contributions by a select group of management or highly compensated employees in an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation, less any matching contributions allocated to the participant's account under the 401(k) Plan. The following contributions were made during the 1999 and 2000 fiscal years, respectively under the 401(K) Plan: Mr. Frew received $8,000 and $8,500; Mr. Bailey received $8,000 and $8,500; Mr. Bruner received $7,215.26 and $7,428.98; Mr. Rakebrand received $7,340.06 and $8,089.90; and Mr. Warman received $5,840.55 and $6,190.08, respectively. In addition, the following amounts were received during the 1999 and 2000 fiscal years, respectively under the Supplemental Plan: Mr. Frew received $2,000 and $2,000; and Mr. Bailey received $697.75 and $948.94, respectively.

Long-Term Incentive Plan Awarded In Last Fiscal Year

     Effective as of January 1, 1999, IPOC adopted a performance share unit plan, which provides financial incentives to certain key executives. All key employees of IPOC and its subsidiaries are eligible to participate in the performance plan. The participants for each year will be selected by the compensation committee. Participants are awarded "phantom shares" of the partnership ("Performance Units") which are valued annually based upon our year-end book value and our average return on rate base equity. The payout value of the Performance Units is based on the sum of (i) the value of the Performance Units at the end of a performance period and (ii) the amount of dividends per Performance Unit during the period. Payment on the Performance Units is made in cash within 30 days following completion of our audited financial statements.

     The Performance Units generally vest and become payable over five years, with 50% of each award vesting at the end of the third year and 25% vesting at the end of each of the fourth and fifth years. Upon a termination of a participant's employment with IPOC or its subsidiaries, for any reason other than death, disability, or retirement, all unvested Performance Units will be forfeited. Upon a termination due to the participant's death, disability or retirement, the committee may, in its sole discretion, provide for the vesting and payment of any unvested Performance Units.

     The following table provides information concerning the Performance Units granted to the named executive officers in fiscal year 2000.

                                                                                           Estimated Future Payouts
                                                              Performance Period Until          Under Non-Stock
             Name                     Number of Units           Maturation or Payout         Price-Based Plan (5)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Craig R. Frew                             150 (1)                    2000-2001                   $65,419.20
                                          150 (2)                    2000-2002                   $73,408.80
                                          300 (3)                    2000-2003                  $162,219.30
                                          300 (4)                    2000-2004                  $186,565.50
Paul Bailey                                65 (1)                    2000-2001                   $28,348.32
                                           65 (2)                    2000-2002                   $31,810.48
                                          130 (3)                    2000-2003                   $70,295.03
                                          130 (4)                    2000-2004                   $80,845.05
Jeffrey A. Bruner                          35 (1)                    2000-2001                   $15,264.48
                                           35 (2)                    2000-2002                   $17,128.72
                                           70 (3)                    2000-2003                   $37,851.17
                                           70 (4)                    2000-2004                   $43,531.95
Herbert A. Rakebrand III                 47.5 (1)                    2000-2001                   $20,716.08
                                         47.5 (2)                    2000-2002                   $23,246.12
                                           95 (3)                    2000-2003                   $51,369.45
                                           95 (4)                    2000-2004                   $59,079.08
David J. Warman                            35 (1)                    2000-2001                   $15,264.48
                                           35 (2)                    2000-2002                   $17,128.72

     Engineering and                                 70 (3)                    2000-2003                   $37,851.17
     Operations                                      70 (4)                    2000-2004                   $43,531.95

--------------
(1)    Grants vest in full on December 31, 2001.

(2)    Grants vest in full on December 31, 2002

(3) 50% of the grant vests on December 31, 2001 and the remaining 50% vests as to 25% on each of December 31, 2002 and December 31, 2003.

(4) 50% of the grant vests on December 31, 2002 and the remaining 50% vests as to 25% on each of December 31, 2003 and December 31, 2004.

(5) The estimated future payout values under the performance share unit plan are estimated solely for purposes of this annual report based on certain management projections. The actual amount of the payouts under the performance plan may be lesser or greater than these estimates. Management makes no guarantees about IPOC's actual performance during the performance periods.

Pension Plans

     IPOC sponsors a qualified non-contributory, cash balance retirement plan covering substantially all of its employees and an excess retirement plan covering certain key employees. Under the pension plan, each participant is given a hypothetical account balance, which is credited with a specified percentage of a portion of the participant's covered compensation based on his or her age and service. The excess pension plan is an unfunded pension arrangement that provides certain highly compensated employees with the benefit that they would have been entitled to but for the limitations set forth in the Internal Revenue Code of 1986, as amended. In addition, under the excess pension plan, the benefits provided to Messrs. Frew, Bailey and Warman take into account their years of service with TransCanada Pipelines Limited. The benefits under the excess pension plan are not subject to the provisions of the Internal Revenue Code that limit the compensation used to determine benefits and the amount of annual benefits payable under the qualified pension plan.

     The following table illustrates, for representative annual covered compensation and years of benefit service classifications, the annual retirement benefit that would be payable to employees under both the non-contributory cash balance retirement plan and the excess pension plan if they retired in 2001 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset. In calculating the benefits shown in the following table, salaries were assumed to remain level and hypothetical account balances were assumed to grow at 6.28% per year.

                               PENSION PLAN TABLE

                                    Years of Service
--------------------------------------------------------------------------------
  Remuneration       15           20           25            30            35
--------------------------------------------------------------------------------
   150,000         48,815        73,543      108,585       149,219      207,034
   200,000         66,502       100,314      148,177       203,903      283,086
   250,000         84,189       127,085      187,770       258,588      359,141
   300,000        101,876       153,856      227,363       313,273      435,193
   350,000        119,563       180,627      266,955       367,956      511,247
   400,000        137,250       207,398      306,548       422,640      587,301
   450,000        154,937       234,169      346,140       477,324      663,354
   500,000        172,624       260,941      385,734       532,008      739,407

     The number of years of credited service, as of December 31, 2000, for Messrs. Frew, Bailey, Bruner, Rakebrand and Warman are 24.50, 18.33, 8.58, 9.33 and 18.42, respectively. These numbers include the credited service with TransCanada Pipelines Limited pursuant to the excess pension plan.

Supplemental Executive Retirement Agreements

     Mr. Frew is a party to a supplemental executive retirement agreement, dated July 1, 1997 that provides a guaranteed retirement benefit of 60% of his average annual compensation, including salary and bonus for the three highest consecutive calendar years during his employment with IPOC. This amount is reduced by any retirement benefits that Mr. Frew is entitled to pursuant to the IPOC pension plan and excess pension plan, certain TransCanada Pipelines pension plans, the IPOC 401(k) plan and his social security benefits.

     Mr. Bailey is party to a similar supplemental executive retirement agreement dated July 1, 1997; however, Mr. Bailey's guaranteed retirement benefit is 40% of his three-year average annual compensation, including salary and bonus for the three highest consecutive calendar years during his employment with IPOC.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partners

     The Partnership is a limited partnership wholly owned by its partners. The following information summarizes the ownership interest of the partners:

                                          General    Limited      Total
                                          Partner    Partner      Partnership
 Ultimate Parent      Name of Partner     Interest   Interest     Interest

 TransCanada          TransCanada          29.0%        --        29.0%
 PipeLines            Iroquois Ltd.         6.0%        --         6.0%
   Limited            TCPL Northeast
                      Ltd.

 KeySpan Energy       NorthEast            18.07%     1.33%       19.4%
 Corporation          Transmission
                      Company

                      LILCO Energy          1.0%        --         1.0%
                      Systems, Inc.

 Dominion             Dominion             16.0%        --        16.0%
 Resources, Inc.      Iroquois, Inc.

 The Coastal          ANR Iroquois,         9.4%        --         9.4%
 Corporation(1)       Inc.
                      ANR New England       6.6%        --         6.6%
                      Pipeline Co.

 PG&E Generating      JMC-Iroquois,        4.57%       .36%       4.93%
 Company              Inc.

 CTG Resources, Inc.  TEN Transmission     4.46%       .41%       4.87%
                      Company

 New Jersey           NJNR Pipeline         2.8%        --         2.8%
 Resources            Company
   Corporation

-------------------
(1) On January 18, 2000, El Paso Energy Corp. ("El Paso") and The Coastal Corporation ("Coastal") announced plans for the merger of El Paso and Coastal. The merger was completed in January, 2001. As a condition of the merger, the Federal Trade Commission ("FTC") ordered Coastal to divest all of its interest in Iroquois and must approve the proposed buyers. Several existing partners of the Partnership have agreed to purchase Coastal's interest pending FTC approval.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Affiliates of each partner of the Partnership transport natural gas on the Partnership's pipeline system, at rates, terms and conditions contained in its FERC approved tariff. At December 31, 2000, approximately 58% of natural gas under long-term firm contract was transported by affiliates of partners. The Partnership also leases a right-of-way easement which requires annual payments escalating 5% a year over the 39-year term of the lease on Long Island, New York, from the Long Island Lighting Company, the predecessor to KeySpan Energy Corporation, the parent of LILCO Energy Systems, Inc., a general partner of the Partnership.

PART III.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Exhibits

Index to Exhibits

Exhibit
Number                          Description
------                          -----------

3.1* Amended and Restated Limited Partnership Agreement of the Partnership dated as of February 28, 1997 among the partners of the Partnership.

3.2* First Amendment to Amended and Restated Limited Partnership Agreement of the Partnership dated as of January 27, 1999 among the partners of the Partnership.

4.1* Indenture dated as of May 30, 2000 between the Partnership and the Chase Manhattan Bank, as trustee (the "Trustee") for $200,000,000 aggregate principal amount of 8.68% senior notes due 2010.

4.2* First Supplemental Indenture, dated as of May 30, 2000 between the Partnership and the Trustee for $200,000,000 aggregate principal amount of 8.68% senior notes due 2010.

4.3*     Form of Exchange Note.

4.4* Exchange and Registration Rights Agreement dated as of May 30, 2000 among the Partnership and the Initial Purchasers for $200,000,000 aggregate principal amount of 8.68% senior notes due 2010.

10.1* Credit Agreement among the Partnership, The Chase Manhattan Bank, as administrative agent, Bank of Montreal, as syndication agent and Fleet National Bank, as documentation agent, and other financial institutions, dated May 30, 2000.

10.2* Amended and Restated Operating Agreement dated as of February 28, 1997 between Iroquois Pipeline Operating Company and the Partnership.

10.3* Agreement Between Iroquois Pipeline Operating Company and Tennessee Gas Pipeline Company with respect to operating pipelines of the Partnership dated as of March 15, 1991.

10.4* FERC Gas Tariff, First Revised Volume No. 1 of the Partnership filed with the Federal Energy Regulatory Commission.

10.5* Stipulation and Agreement dated as of December 17, 1999 between the Partnership, the Federal Energy Regulatory Commission Staff and all active participants in Docket Nos. RP94-72-009, FA92-59-007, RP97-126-015, and RP97-126-000 as approved by the Federal Energy Regulatory Commission on February 10, 2000.

10.6* Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Partnership and Craig R. Frew.

10.7* Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Partnership and Paul Bailey.

10.8* Supplementary Pension Plan of Iroquois Pipeline Operating Company adopted on December 31, 1998.

10.9* Performance Share Unit Plan of Iroquois Pipeline Operating Company effective as of January 1, 1999.

12.1*    Statements regarding computation of ratios.

21.1*    List of Subsidiaries of the Partnership.

-----------------------
* Previously filed as an exhibit to the Partnership's Registration Statement on Form S-4 (No. 333-42578)

(b) Reports on Form 8-K

      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IROQUOIS GAS TRANSMISSION SYSTEM, L.P. as Registrant
                          By:  Iroquois Pipeline Operating Company, its Agent


Date: March 30, 2001           By:       /s/ Paul Bailey
                                    -------------------------------------
                                  Name:  Paul Bailey
                                  Title: Vice President and
                                         Chief Financial Officer


                               By:       /s/ Craig R. Frew
                                    -------------------------------------
                                  Name:  Craig R. Frew
                                  Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

            Signatures                            Title
            ----------                            -----


/s/ Paul Bailey                 Vice President and Chief  Financial Officer of
------------------------        Iroquois Pipeline Operating Company
Paul Bailey

/s/ Craig R. Frew               President of Iroquois Pipeline Operating
------------------------        Company
Craig R. Frew

/s/ Nicholas A. Rinaldi         Controller  of Iroquois  Pipeline
------------------------        Operating Company
Nicholas A. Rinaldi


/s/ Paul F. MacGregor           Representative  on the Management Committee
------------------------
Paul F. MacGregor

/s/ Charles A. Daverio          Representative  on the Management Committee
------------------------
Charles A. Daverio

/s/ Paul D. Koonce              Representative  on the Management Committee
------------------------
Paul D. Koonce

/s/ Larry S. McGaughy           Representative  on the Management Committee
------------------------
Larry S. McGaughy

/s/ Joseph P. Shields           Representative  on the Management Committee
------------------------
Joseph P. Shields

/s/ Peter G. Lund               Representative  on the Management Committee
------------------------
Peter G. Lund

                     PART IV. INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
Report of Independent Accountants.............................................................F-2

Financial Statements

    Consolidated Statements of Income for the years ended December 31,
             2000, 1999 and 1998..............................................................F-3

    Consolidated Balance Sheets as of December 31, 2000 and 1999..............................F-4

    Consolidated  Statements of Cash Flows for the years ended  December 31,
             2000,  1999 and 1998.............................................................F-6

    Statements  of Changes in  Partners'  Equity for the years ended  December
             31, 2000, 1999, 1998 and 1997 ...................................................F-8

Notes to Financial Statements.................................................................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Iroquois Gas Transmission System L.P.:


In our opinion, the consolidated financial statements listed in the index appearing under Part II, Item 8 on page 22 present fairly, in all material respects, the financial position of Iroquois Gas Transmission System L.P. ("the Company") and its subsidiary at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing principles generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------


Boston, Massachusetts
February 7, 2001

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME



FOR THE YEARS ENDED DECEMBER 31            2000      1999      1998
                                            (thousands of dollars)
OPERATING REVENUES                       $127,234  $123,919  $140,371

OPERATING EXPENSES:
  Operation and maintenance               21,119    21,534    21,703
  Depreciation and amortization           23,609    21,976    29,795
  Taxes other than income taxes           11,156    11,449    10,390
                                         --------  --------  --------
   Total Operating Expenses               55,884    54,959    61,888
                                         --------  --------  --------

OPERATING INCOME                          71,350    68,960    78,483
                                         --------  --------  --------
OTHER INCOME/(EXPENSES):
  Interest income                          2,203     1,644     1,908
  Allowance for equity funds used
   during construction                       126        --       457
  Other, net                                (505)     (225)    4,393
                                         --------  --------  --------
                                           1,824     1,419     6,758
                                         --------  --------  --------

INCOME BEFORE INTEREST CHARGES AND TAXES  73,174    70,379    85,241

INTEREST EXPENSE:
  Interest expense                        31,283    30,621    33,169
  Allowance for borrowed funds used
   during construction                      (144)       --      (693)
                                         --------  --------  --------
    NET INTEREST EXPENSE                  31,139    30,621    32,476
                                         --------  --------  --------
INCOME BEFORE TAXES                       42,035    39,758    52,765

PROVISION FOR TAXES                       17,083    15,580    20,788
                                         --------  --------  --------
NET INCOME                               $ 24,952  $ 24,178  $ 31,977
                                         ========  ========  ========


The accompanying notes are an integral part of these financial statements.

                  IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                        CONSOLIDATED BALANCE SHEETS

ASSETS

AT DECEMBER 31                                           2000          1999
                                                       (thousands of dollars)
CURRENT ASSETS:
   Cash and temporary cash investments                 $  25,013      $  27,375
   Accounts receivable - trade                             7,655          6,938
   Accounts receivable - affiliates                        5,667          5,440
   Other current assets                                    3,138          3,422
                                                       ---------      ---------
      Total Current Assets                                41,473         43,175
                                                       ---------      ---------


NATURAL GAS TRANSMISSION PLANT:
   Natural gas plant in service                          777,577        773,588
   Construction work in progress                           7,646          3,292
                                                       ---------      ---------
                                                         785,223        776,880
   Accumulated depreciation and
   amortization                                         (265,051)      (242,074)
                                                       ---------      ---------
      Net Natural Gas Transmission Plant                 520,172        534,806
                                                       ---------      ---------

OTHER ASSETS AND DEFERRED CHARGES:
   Regulatory assets - income tax related                 13,634         12,767
   Regulatory assets - other                               2,038          2,226
   Other assets and deferred charges                       7,051          1,877
                                                       ---------      ---------
      Total Other Assets and Deferred Charges             22,723         16,870
                                                       ---------      ---------

      TOTAL ASSETS                                     $ 584,368      $ 594,851
                                                       =========      =========

The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND PARTNERS' EQUITY

AT DECEMBER 31                                  2000        1999
                                             (thousands of dollars)
CURRENT LIABILITIES:
   Accounts payable                          $   3,970    $   3,624
   Accrued interest                              2,909        4,781
   Short-term borrowings                            --        3,500
   Current portion of long-term debt (Note 3)   22,222       28,789
   Accrued property taxes                        3,541        3,737
   Other current liabilities                     1,513        1,574
                                             ---------    ---------
      Total Current Liabilities                 34,155       46,005
                                             ---------    ---------


LONG-TERM DEBT (NOTE 3)                        366,667      307,875
OTHER NON-CURRENT LIABILITIES                      489          816
                                             ---------    ---------
                                               367,156      308,691

AMOUNTS EQUIVALENT TO DEFERRED INCOME
TAXES:
   Generated by Partnership                     79,866       70,037
   Payable by Partners                         (66,232)     (57,270)
                                             ---------    ---------
      Total Amounts Equivalent to
       Deferred Income Taxes                    13,634       12,767
                                             ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 7)              --           --

   TOTAL LIABILITIES                           414,945      367,463
                                             ---------    ---------

PARTNERS' EQUITY                               169,423      227,388
                                             ---------    ---------


   TOTAL LIABILITIES AND PARTNERS' EQUITY    $ 584,368    $ 594,851
                                             =========    =========

The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE YEARS ENDED
DECEMBER 31                                2000         1999         1998
                                                (thousands of dollars)
CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net Income                         $  24,952    $  24,178    $  31,977
   Adjusted for the following:
      Depreciation and amortization      23,609       21,976       29,795
      Allowance for equity funds used
        during construction                (126)          --         (457)
      Deferred regulatory assets -
        income tax related                 (867)       1,071          548
      Amounts equivalent to
        deferred income taxes               867       (1,071)        (548)
      Income and other taxes payable by
        Partners                         17,083       15,580       20,788
      Other assets and deferred
      charges                            (5,567)      (1,007)         (28)
      Changes in working capital:
        Accounts receivable                (944)      (1,352)       3,276
        Other current assets                284         (932)        (323)
        Accounts payable                    346         (604)        (679)
        Accrued interest                 (1,872)        (430)        (402)
        Other liabilities                  (584)         552          (48)
                                       --------     --------     --------
      Net Cash Provided by
        Operating Activities             57,181       57,961       83,899
                                       --------     --------     --------

CASH FLOWS USED FOR
INVESTING ACTIVITIES:

   Capital expenditures                  (8,268)      (7,718)     (14,172)
                                       --------     --------     --------
      Net Cash Used for Investing
        Activities                       (8,268)      (7,718)     (14,172)
                                       --------     --------     --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
   Partner distributions               (100,000)     (25,000)     (40,000)
   Long-term debt borrowings            400,000           --           --
   Repayments of long-term debt        (347,775)     (28,724)     (28,723)
   Short-term borrowings
     (repayments)                        (3,500)       3,500           --
                                       --------     --------     --------
      Net Cash Used for Financing
      Activities                        (51,275)     (50,224)     (68,723)

NET INCREASE (DECREASE) IN CASH          (2,362)          19        1,004

   AND TEMPORARY CASH INVESTMENTS

CASH AND TEMPORARY CASH
   INVESTMENTS AT BEGINNING
   OF YEAR                               27,375       27,356       26,352
                                       --------     --------     --------

CASH AND TEMPORARY CASH
   INVESTMENTS AT END OF YEAR          $ 25,013     $ 27,375     $ 27,356
                                       ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid for interest              $ 32,628     $ 31,051     $ 33,571
                                       ========     ========     ========

The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY


                                              (thousands of dollars)
PARTNERS' EQUITY

BALANCE AT DECEMBER 31, 1997                        $199,865
   Net income 1998                                    31,977
   Taxes payable by Partners                          20,788
   Equity distributions to Partners                  (40,000)
                                                     --------

BALANCE AT DECEMBER 31, 1998                        $212,630
   Net income 1999                                    24,178
   Taxes payable by Partners                          15,580
   Equity distributions to Partners                  (25,000)
                                                     --------

BALANCE AT DECEMBER 31, 1999                        $227,388
   Net income 2000                                    24,952
   Taxes payable by Partners                          17,083
   Equity distributions to Partners                 (100,000)
                                                    --------

PARTNERS' EQUITY BALANCE
AT DECEMBER 31, 2000                                $169,423
                                                    ========

The accompanying notes are an integral part of these financial statements.

NOTE 1

DESCRIPTION OF PARTNERSHIP:

Iroquois Gas Transmission System, L.P. ("Iroquois" or "Company") is a Delaware limited partnership formed for the purpose of constructing, owning and operating a natural gas transmission pipeline from the Canada-United States border near Waddington, NY, to South Commack, Long Island, NY. In accordance with the limited partnership agreement, the Partnership shall continue in existence until October 31, 2089, and from year to year thereafter, until the Partners elect to dissolve the Partnership and terminate the limited partnership agreement.

As of December 31, 2000, the Partners consist of TransCanada Iroquois Ltd. (29.0%), North East Transmission Company (19.4%), Dominion Iroquois, Inc. (16.0%), ANR Iroquois, Inc. (9.4%), ANR New England Pipeline Company (6.6%), TCPL Northeast Ltd. (6.0%), JMC-Iroquois, Inc. (4.93%), TEN Transmission Company (4.87%), NJNR Pipeline Company (2.8%), and LILCO Energy Systems, Inc. (1.0%). Effective December 31, 1998, Alenco Iroquois Pipeline, Inc. sold its interest in the Company to TCPL Northeast Ltd. The Iroquois Pipeline Operating Company, a wholly-owned subsidiary, is the administrative operator of the pipeline.

Income and expenses are allocated to the Partners and credited to their respective equity accounts in accordance with the partnership agreements and their respective percentage interests. Distributions to Partners are made concurrently to all Partners in proportion to their respective partnership interests. Total cash distributions of $100.0 million, $25.0 million and $40.0 million were made during 2000, 1999 and 1998, respectively.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles and with accounting for regulated public utilities prescribed by the Federal Energy Regulatory Commission ("FERC"). Generally accepted accounting principles for regulated entities allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, the Company has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligation relieved in the future through the rate-making process.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and Iroquois Pipeline Operating Company, a wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Cash and Temporary Cash Investments Iroquois considers all highly liquid temporary cash investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and temporary cash investments of $25.0 million at December 31, 2000 consisted primarily of discounted commercial paper. Cash and temporary cash investments of $27.4 million in 1999, consisted primarily of low-risk mutual funds, carried at cost, which approximated market. At December 31, 1999, $9.7 million of cash and temporary cash investments were held to satisfy the terms of the Loan Agreement (refer to Note 3).

Natural Gas Plant In Service Natural gas plant in service is carried at original cost. The majority of the natural gas plant in service is categorized as natural gas transmission plant which began depreciating over 20 years on a straight line basis from the in-service date through January 31, 1995. Commencing February 1, 1995, transmission plant began depreciating over 25 years on a straight-line basis as a result of a rate case settlement. Effective August 31, 1998 the depreciation rate was changed to 2.77% (36 years average life) in accordance with the FERC rate order issued July 29, 1998. General plant is depreciated on a straight-line basis over five years.

Construction Work In Progress At December 31, 2000, construction work in progress included preliminary construction costs relating to the proposed Eastchester expansion project and other on-going minor capital projects.

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

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred taxes are provided based upon, among other factors, enacted tax rates which would apply in the period that the taxes become payable, and by adjusting deferred tax assets or liabilities for known changes in future tax rates. SFAS No. 109 requires recognition of a deferred income tax liability for the equity component of AFUDC.

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

New Accounting Standard In June of 1998, The Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133," which deferred SFAS 133's effective date for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133. The Company has adopted SFAS 133 beginning January 1, 2001. However, due to the Company's limited use of derivative financial instruments which are applied only to the Company's interest rate swap agreement (see Note 3), adoption of SFAS 133 will not have a material effect on the Company's consolidated results of operations, financial position, or cash flows. The transition adjustment as of January 1, 2001, recorded in other comprehensive income was $1.7 million.

NOTE 3

FINANCING:

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

As of December 31, 1999, Iroquois was party to interest rate swap transactions for aggregate notional principal amounts of $537.6 million relating to the original loan and Expansion Loan No. 1. The fair value of the interest rate swaps was the estimated amount that Iroquois would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and current creditworthiness of the swap counterparties. The fair value of these interest rate swaps was ($8.6) million at December 31, 1999. These interest rate swap agreements were terminated during the first six months of 2000.

On May 30, 2000, Iroquois completed a private offering of $200 million of 8.68% senior notes due 2010, which were exchanged in a registered offering for notes with substantially identical terms on September 25, 2000 ("Senior Notes"). Also on May 30, 2000, Iroquois entered into a credit agreement with certain financial institutions providing for a term loan facility of $200 million ("Term Loan Facility") and a $10 million, 364-day revolving credit facility. The credit agreement permits Iroquois to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. The Term Loan Facility will amortize over nine years. At December 31, 2000 there were no amounts outstanding under the revolving credit facility. The proceeds from the Senior Notes and Term Loan Facility were used to repay borrowings under the above mentioned three loan agreements, terminate related interest rate swap agreements, make a cash distribution to Iroquois' partners of $40 million, pay certain financing fees and expenses and for general corporate purposes.

During the first six months of 2000, Iroquois paid approximately $0.9 million for the termination of its entire portfolio of interest rate swap agreements, which had an aggregate notional principal amount of $437.6 million. Under the provisions of SFAS 71, Iroquois intends to recover these costs in future rate proceedings and therefore has deferred and is amortizing these amounts over the life of the original loan agreements.

On August 9, 2000, the Company entered into an interest rate swap agreement with The Chase Manhattan Bank to hedge a portion of the interest rate risk on the new credit facilities. This interest rate swap agreement was effective on August 30, 2000 and will terminate on the last business day in May 2009. Pursuant to the terms of this interest rate swap agreement, Iroquois has agreed to pay to The Chase Manhattan Bank a fixed rate of 6.82% on an initial notional amount of $25.0 million, which will be amortized during the term of the interest rate swap agreement, in return for a payment from The Chase Manhattan Bank of a floating rate of 3-month LIBOR on the amortizing notional amount. On August 9, 2000, the Company also entered into an option with The Chase Manhattan Bank pursuant to which The Chase Manhattan Bank had the option to enter into an additional interest rate swap agreement. The Chase Manhattan Bank exercised this option which was effective on December 26, 2000 and will terminate on the last business day in May 2009. This additional interest swap agreement has the same fixed and floating rate terms as the initial interest rate swap agreement and is for an initial notional amount of $24.3 million, which will be amortized during the term of the additional interest rate swap agreement. As of December 31, 2000, the aggregate notional principle amount of these two swaps was $47.2 million. The interest rate and margin over the term of the swaps average 6.820% and 1.260% respectively. The fair value of these interest rate swaps at December 31, 2000, was ($1.7) million.

As of December 31, 1999, Iroquois was party to interest rate swap transactions for aggregate dule of repayments at December 31, 2000 is as follows (millions of dollars):

                    YEAR                  Scheduled
                                          Repayment
                    2001                  $ 22.2
                    2002                  $ 22.2
                    2003                  $ 22.2
                    2004                  $ 22.2
                    2005                  $ 22.2
                    Thereafter            $277.9

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

NOTE 4

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

NOTE 5

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value amounts disclosed below have been reported to meet the disclosure requirements of SFAS No. 107, "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amount of cash and temporary cash investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

The fair value of long-term debt is estimated based on currently quoted market prices for similar types of issues. The carrying amounts and estimated fair values of the Company's long-term debts including current maturities are as follows (thousands of dollars):

                        Year          Carrying      Fair Value
                                        Amount
                        2000          $388,889      $408,441
                        1999          $336,664      $336,664

NOTE 6

GAS TRANSPORTATION CONTRACTS:

As of December 31, 2000, Iroquois had contracts in place to provide firm reserved transportation service to 36 shippers of 1005.9 MDth/d of natural gas which breaks down as follows:

              TERM IN YEARS         QUANTITY IN MDTH/D
                  1-10                  127.5
                 11-15                  784.4
                 16-20                   94.0
                                       -------
                 Total                 1005.9

The long-term firm service gas transportation contracts expire between October 31, 2002 and August 1, 2018.

NOTE 7

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

Following the December 31, 1997 issuance of an Initial Decision ("1997 Initial Decision") by the Presiding Administrative Law Judge, on January 30, 1998 Iroquois filed its brief on exceptions vigorously opposing certain aspects of the 1997 Initial Decision. On July 29, 1998 the Commission issued its "Order Affirming in Part and Reversing in Part Initial Decision" ("July 29 Order") which modified significant portions of the 1997 Initial Decision. Iroquois' filing in compliance with the July 29 Order was accepted and the lower rates became effective on August 31, 1998. In addition, on August 28, 1998 Iroquois filed a request for rehearing of the July 29 Order. By order issued March 11, 1999 ("March 11 Order") the Commission granted rehearing on one aspect of the July 29 Order. The March 11 Order reversed the earlier decision on Iroquois' capital structure and permitted Iroquois to utilize an equity structure of 35.21% (in place of the 31.85% required by the July 29 Order) in designing its rates. This resulted in an increase of approximately 1(cent) per dekatherm in Iroquois' 100% load factor interzone rate. All other requests for rehearing of the July 29 Order were denied. Iroquois filed a petition for review of these orders in the United States Court of Appeals for the District of Columbia Circuit docketed as DC Cir. No. 99-1175. This case was consolidated with DC Cir. No. 99-1177, which involved a petition for review of these same orders that was filed by Selkirk Cogen Partners, L.P. and MassPower (customers of Iroquois). As a result of the Commission's

February 10, 2000 approval of the rate settlement discussed below, these petitions for review were withdrawn.

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

Consolidated Proceedings Iroquois filed a petition for review of the December 20 and March 3 Orders in the United States Court of Appeals for the District of Columbia Circuit on April 18, 1997 in D.C. Cir. No. 97-1276. Following oral argument on May 14, 1998, the court on July 21, 1998 issued a decision reversing the Commission's December 20 and March 3 Orders as well as the Suspension and August 5 Orders and remanded the matter to the agency for further proceedings. The court subsequently denied rehearing of its opinion on November 13, 1998 and issued its mandate. On June 16, 1999 the Commission issued an "Order on Remand and Establishing Rehearing" ("June 16 Order"). The June 16 Order concluded that a hearing was necessary to determine whether Iroquois' incurrence of the legal expenditures was prudent and set forth the procedures and burdens which were to govern that hearing. A preliminary conference to establish a procedural schedule and to clarify the positions of the participants was convened on July 12, 1999. As a result of the Commission's

Settlement (FERC Docket Nos. RP97-126 and RP94-72 et al.) After extensive negotiations, on December 17, 1999 Iroquois, with the support of all active participants, filed with the Commission a settlement of all of the above outstanding rate matters. Pursuant to the settlement the parties agreed to a rate moratorium whereby, with limited exceptions, no new rates could be placed in effect on Iroquois' system until January 1, 2004. During the period of the moratorium, Iroquois would reduce its 100% load factor interzone rate by approximately 4.8(cent) per dekatherm (approximately 1(cent) in 2001, an additional 2.4(cent) in 2002 and an additional 1.4(cent) in 2003). Based on 1999 long-term firm service contracts the settlement will result in the following reductions in revenues: $2.3 million in 2001, $5.7 million in 2002, and $3.4 million in 2003. In addition, Iroquois would not seek in any future rate proceedings to recover defense costs associated with the criminal and civil investigations into the initial construction of the Iroquois facility. These costs were removed from the proposed rate base and reflected in the Company's results from operations in previous years. Finally, Iroquois, Selkirk Cogen Partners, L.P. and MassPower would withdraw their petitions for review in DC Cir. Nos. 99-1175 and 99-1177. By letter order issued February 10, 2000, the Commission approved the rate settlement without modification. The period for filing rehearing requests of such order has expired. No such requests were filed. The settlement became effective on March 10, 2000.

FERC Order No. 637 On February 9, 2000, the Commission issued Order No. 637 in Docket Nos. RM98-10 and RM98-12. According to the Commission, the order was to reflect "steps to guarantee effective competition, remove constraints on market power, and eliminate regulatory bias". Among other things, the order required pipelines to submit Commission filings to 1) remove the price cap applicable to pipeline capacity released by firm shippers to new shippers, 2) revise pipeline scheduling procedures applicable to such released capacity, 3) permit firm shippers to segment their capacity for their own use or release, 4) revise pipeline penalty provisions, and 5) expand, modify and consolidate certain pipeline reporting requirements. On July 17, 2000 and September 1, 2000, Iroquois submitted filings in (respectively) Docket Nos. RP00-411 and RP00-529 to implement the provisions of Order No. 637. Certain parties, including a number of Iroquois shippers, opposed certain aspects of the filings. The Commission has not yet acted on the filing in Docket No. RP00-411; the tariff sheets submitted in Docket No. RP00-529 were accepted in a letter order dated September 28, 2000. Management believes that the outcome of these proceedings will not have a material adverse effect on Iroquois' financial condition or results of operations.

Eastchester Certificate Application (FERC Docket No. CP00-232) On April 28, 2000, Iroquois filed an application with the Commission to construct and operate its "Eastchester Extension Project". Under this proposal, Iroquois would construct and operate certain facilities, including additional compression facilities and approximately 33 miles of pipeline and associated facilities from Northport, Long Island to the Bronx, New York. Those proposed facilities would serve 220,000-230,000 dekatherms of natural gas per day on a long-haul basis to the New York City area. Iroquois would provide firm transportation service to the shippers with whom it has executed precedent agreements. Iroquois proposed to place the facilities into service on a staggered basis, with certain facilities placed into service on April 1, 2002 and the remainder on November 1, 2002. In order to meet the proposed in-service dates, Iroquois requested action by the Commission by June 1, 2001. Certain parties have intervened in opposition to certain aspects of the Eastchester proposal, including the location of the pipeline through the Bronx and the treatment of the costs associated with the project in future rate cases. Subsequent to the filing of those interventions, the Commission submitted several data requests to Iroquois, to which

Iroquois has responded. In addition, on August 9, 2000 the Commission issued a "Notice of Intent to Prepare an Environmental Impact Statement" regarding the project, and conducted scoping sessions in various locations in New York state. On December 15, 2000 Iroquois filed an amendment to its application, proposing to relocate the terminus to a different location in the Bronx. Certain persons have objected to this proposed relocation in comments filed with the Commission. Additional meetings regarding this proposed relocation have been scheduled by the FERC staff.

Legal Proceedings-Other Iroquois is party to various other legal actions incident to its business. However, management believes that the outcome of these proceedings will not have a material adverse effect on Iroquois' financial condition or results of operations.

Leases Iroquois leases its office space under operating lease arrangements. The leases expire at various dates through 2003 and are renewable at Iroquois' option. Iroquois also leases a right-of-way easement on Long Island, NY, from the Long Island Lighting Company ("LILCO"), a general partner, which requires annual payments escalating 5% a year over the 39-year term of the lease. In addition, Iroquois leases various equipment under non-cancelable operating leases. During the years ended December 31, 2000, 1999 and 1998, Iroquois made payments of $1.0 million, $1.0 million and $0.9 million respectively, under operating leases which were recorded as rental expense. Future minimum rental payments under operating lease arrangements are as follows (millions of dollars):

          YEAR             AMOUNT
          2001             $ 0.9
          2002             $ 0.8
          2003             $ 0.5
          2004             $ 0.1
          2005             $ 0.1
          Thereafter       $ 4.5

NOTE 8

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

Total income tax expense includes the following components (thousands of dollars):

                   U.S                        State-
2000               Federal       State        Other          Total
Current            $ 5,501       $ 2,620       $  --       $ 8,121

Deferred             8,342           620          --         8,962
                   -------       -------       -----       -------
Total              $13,843       $ 3,240       $  --       $17,083
                   =======       =======      =======      ========

                   U.S                        State-
1999               Federal       State        Other         Total

Current            $ 5,082       $   540      $ 1,124       $ 6,746
Deferred             8,285           549           --         8,834
                   -------       -------      -------      --------
Total              $13,367       $ 1,089      $ 1,124       $15,580
                   =======       =======      =======      ========

                   U.S                        State-
1998               Federal       State        Other         Total

Current            $ 8,910       $ 1,793      $ 1,221       $11,924
Deferred             8,530           334           --         8,864
                   -------       -------      -------       -------
Total              $17,440       $ 2,127      $ 1,221       $20,788
                   =======       =======      =======      ========

For the years ended December 31, 2000, 1999 and 1998, the effective tax rate differs from the Federal statutory rate due principally to the impact of state taxes.

Deferred income taxes included in the income statement relate to the following (thousands of dollars):

                                   2000         1999          1998
Depreciation                    $ 8,410       $ 8,930       $ 4,224
Deferred regulatory asset           (75)          (70)          (71)
Property taxes                       (1)           23            27
Legal cost                           --           (16)          104
Accrued expenses                     --            16          (104)
Alternative minimum tax             277           (37)        4,487
credit
Other                               351           (12)          197
                                -------       -------       -------
Total deferred taxes            $ 8,962       $ 8,834       $ 8,864
                                =======       =======       =======

The components of the net deferred tax liability are as follows (thousands of dollars):

         AT DECEMBER 31                   2000             1999
DEFERRED TAX ASSETS:
Alternative minimum tax credit        $  2,496         $  2,773
Accrued expenses                         5,474            5,474
                                      --------         --------
Total deferred tax assets                7,970            8,247

DEFERRED TAX LIABILITIES:
Depreciation and related items         (67,456)         (59,072)
Deferred regulatory asset                 (808)            (883)

Property taxes                            (879)            (879)
Legal costs                             (4,662)          (4,662)
Other                                   (1,058)            (707)
                                      ---------        ---------
Total deferred tax liabilities         (74,863)         (66,203)
                                      ---------        ---------
Net deferred tax liabilities           (66,893)         (57,956)
                                      ---------        ---------
Less deferral of tax rate change           661              686
                                      ---------        ---------
Deferred taxes-operations              (66,232)         (57,270)
Deferred tax related to                (12,973)         (12,081)
   equity AFUDC
Deferred tax related to
   change in tax rate                     (661)            (686)
Total deferred taxes                  ---------        ---------
                                      $(79,866)        $(70,037)
                                      =========        =========

NOTE 9

RELATED PARTY TRANSACTIONS:

Operating revenues and amounts due from related parties were primarily for gas transportation services. Amounts due from related parties are shown net of payables, if any.

The following table summarizes Iroquois' related party transactions (millions of dollars):

                              Payments      Due from    Revenue from
                             to Related      Related       Related
2000                           Parties       Parties       Parties
TransCanada Iroquois Ltd.        $0.2          $0.7        $  7.6
NorthEast Transmission             --           1.1           9.1
  Company
ANR Iroquois, Inc.                 --            --           2.8
JMC-Iroquois, Inc.                 --           1.7          18.1
TEN Transmission Company           --           0.6           7.4
NJNR Pipeline Company              --           0.6           7.0
LILCO Energy Systems, Inc.         --           1.0          11.3
                           -------------   ------------- -------------
        Totals                   $0.2          $5.7         $63.3
                           =============   ============= =============

                              Payments      Due from    Revenue from
                             to Related      Related       Related
1999                           Parties       Parties       Parties
TransCanada Iroquois Ltd.        $0.5          $1.3        $  7.7
NorthEast Transmission             --            --           --
  Company
ANR Iroquois, Inc.                 --           0.3           3.7
JMC-Iroquois, Inc.                 --           1.4          16.4
TEN Transmission Company           --           0.6           9.0
NJNR Pipeline Company              --           0.7           7.1
LILCO Energy Systems, Inc.        0.1           1.0          11.4
                           -------------   ------------- -------------
        Totals                   $0.6          $5.3         $55.3
                           =============   ============= =============

NOTE 10

RETIREMENT BENEFIT PLANS:

During 1997, the Company established a noncontributory retirement plan ("Plan") covering substantially all employees. Pension benefits are based on years of credited service and employees' career earnings, as defined in the Plan. The Company's funding policy is to contribute, annually, an amount at least equal to that which will satisfy the minimum funding requirements of the Employee Retirement Income Security Act plus such additional amounts, if any, as the Company may determine to be appropriate from time to time.

During 1997 and 1998 the Company also adopted excess benefit plans (EBPs) that provide retirement benefits to executive officers and other key management staff. The EBPs recognize total compensation and service that would otherwise be disregarded due to Internal Revenue Code limitations on compensation in determining benefits under the regular retirement plan. The EBPs are not funded and benefits are paid when due from general corporate assets.

The consolidated net cost for pension benefit plans included in the consolidated statements of income for the years ending December 31, include the following components (thousands of dollars):

                                      2000         1999         1998
   Service cost                      $504         $388         $328
   Interest cost                       98           68           40
   Expected return on plan assets     (92)         (52)         (25)
   Amortization of prior
      service cost                     22           22           22
   Recognition of net
      actuarial loss                    2            9            1
                                -------------  ------------- -------------
   Net periodic pension cost         $534         $435         $366
                                =============  ============= =============


The following tables represent the two Plans' combined funded status reconciled to amounts included in the consolidated balance sheets as of December 31, 2000 and 1999 (thousands of dollars):

      CHANGE IN BENEFIT OBLIGATION               2000        1999
   Benefit obligation at beginning of year    $1,456       $  928
   Service cost                                  504          388
   Interest cost                                  98           68
   Actuarial (gain) or loss                      (84)          92
   Benefits paid                                 (29)         (20)
   Benefit obligation at end of year       ------------- -------------
                                               $1,945       $1,456
                                           ============= =============

      CHANGE IN PLAN ASSETS                      2000         1999
   Fair value of plan assets at beginning     $  862       $  315
     of year
   Actual return on plan assets                   30           47
   Employer contribution                         592          520
   Benefits paid                                 (29)         (20)
                                           ------------- -------------
   Fair value of plan assets at end of year   $1,455       $  862
                                           ============= =============

      RECONCILIATION OF FUNDED STATUS            2000        1999
   Funded status                              $ (490)      $ (594)
   Unrecognized net actuarial loss                98          122
   Unrecognized prior service cost               169          191
   Additional minimum liability,
     non-qualified plans                         (96)         (80)
                                           ------------- -------------
   Accrued benefit cost                       $ (319)      $ (361)
                                           ============= =============

The weighted average assumptions used in developing the projected benefit obligations were:


                                  2000         1999          1998
  Discount rate                  7.00%         7.00%        7.00%
  Expected return on plan         N/A          9.00%        9.00%
    assets
  Increase in future             5.00%         5.00%        5.00%
    compensation
  Cash balance interest          6.00%         6.00%        6.00%
    credit rate