Form 10-Q
period 2001-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2001-05-09
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2001 and 2000            3
       Consolidated Balance Sheets - March 31, 2001
          and December 31, 2000                                 4
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2001 and 2000            5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2001            6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  10
   ITEM 5.  Other Information                                  10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                     Three Months Ended
                                          March 31
                                      2001      2000

OPERATING REVENUES, NET              $34,004   $35,235

OPERATING EXPENSES
 Operation and maintenance             4,350     4,816
 Depreciation and amortization         5,908     5,814
 Taxes other than income taxes         2,754     2,774

   Operating expenses                 13,012    13,404

OPERATING INCOME                      20,992    21,831

OTHER INCOME/(EXPENSES)                  509       274

INTEREST EXPENSE, NET                  7,951     7,480

INCOME BEFORE TAXES                   13,550    14,625

PROVISION FOR TAXES                    5,493     5,633

NET INCOME                             8,057     8,992


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                             March 31,   December 31,
ASSETS                                         2001           2000
                                            (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   39,655    $  25,013
 Accounts receivable - trade                      5,989        7,655
 Accounts receivable - affiliates                 5,602        5,667
 Other current assets                             2,415        3,138
   Total Current Assets                          53,661       41,473

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   778,074      777,577
 Construction work in progress                    8,595        7,646
                                                786,669      785,223
 Accumulated depreciation and amortization     (270,989)    (265,051)
   Net Natural Gas Transmission Plant           515,680      520,172

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,472       13,634
 Regulatory assets - other                        1,991        2,038
 Other assets and deferred charges                6,749        7,051

   Total Other Assets and Deferred Charges       22,212       22,723

   TOTAL ASSETS                              $  591,553   $  584,368

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $    1,790   $    3,639
 Accrued interest                                 7,273        2,909
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             1,236        3,541
 Other current liabilities                          986        1,844
   Total Current Liabilities                     33,507       34,155

LONG-TERM DEBT                                  361,111      366,667

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  1,532           --
 Other                                              490          489
   Total Other Non-Current Liabilities            2,022          489

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       81,760       79,866
  Payable by Partners                           (68,288)     (66,232)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,472       13,634
Commitments and Contingencies
Total Liabilities                               410,112      414,945
Partners' Equity                                181,441      169,423

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  591,553   $  584,368

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        2001      2000
OPERATING ACTIVITIES:
 Net Income                                          $  8,057   $  8,992
 Adjusted for the following:
   Depreciation and amortization                        5,908      5,814
   Allowance for equity funds used during construction    (53)        --
   Deferred regulatory asset-income tax related          (162)       279
   Amounts equivalent to deferred income taxes            162       (279)
   Income and other taxes payable by partners           5,493      5,633
   Other assets and deferred charges                      379     (2,008)
   Other non-current liabilities                           -         (31)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                               1,731        544
      Other current assets                                723      1,048
      Accounts payable                                 (1,849)    (1,136)
      Accrued interest                                  4,364         82
      Other current liabilities                        (3,162)    (3,682)

NET CASH PROVIDED BY OPERATING ACTIVITIES              21,591     15,256

INVESTING ACTIVITIES:
  Capital expenditures                                 (1,393)      (687)
     NET CASH USED IN INVESTING ACTIVITIES             (1,393)      (687)

FINANCING ACTIVITIES:
  Repayments of long-term debt                         (5,556)        --
  Repayment of short-term borrowings                       --     (3,500)
    NET CASH USED FOR FINANCING ACTIVITIES             (5,556)    (3,500)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                   14,642     11,069

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                  25,013     27,375

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                    $ 39,655   $ 38,444

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                             $  3,478   $  7,350

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Three Months Ended March 31, 2001
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2000                   $169,423

Year-to-date net income                           8,057

Taxes payable by Partners                         5,493

Equity distributions to Partners                     --

Other comprehensive income, net of tax           (1,532)

PARTNERS' EQUITY
BALANCE AT MARCH 31, 2001                      $181,441

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., ("Iroquois" or "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2000("Iroquois' Form 10-K").

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with current year classifications.

2. Effective January 1, 2001 the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133 as issued by the Financial Accounting Standards Board ("FASB"), "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, Iroquois records the fair value of derivatives held as assets or liabilities. The changes in net value of the effective portion of derivatives qualifying as cash flow hedges are recorded in other comprehensive income, a component of Partners' Equity.

3. Comprehensive income consisted of the following:

(in thousands)                                      Three months ended
                                                      March 31, 2001
Net income                                                $ 8,057
Other comprehensive loss
   Unrealized loss on interest rate hedge, net of tax      (1,532)

Comprehensive income                                      $ 6,525

4. Iroquois' principal executive office is located in Shelton, Connecticut in approximately 29,100 square feet of leased office space under a lease agreement that was to expire on June 30, 2003. On April 1, 2001, Iroquois entered into an agreement for an additional 4,322 square feet at its Shelton location, and extended its current lease for this location through April 30, 2011. The future minimum rental payments under the new operating lease agreement total $7.6 million over the next 10 years.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Iroquois owns an interstate natural gas pipeline system extending from the United States-Canada border near Waddington, New York through Connecticut to South Commack, Long Island, New York. The Company's pipeline system commenced full operations on January 25, 1992, and is operated by the Company's wholly owned subsidiary, Iroquois Pipeline Operating Company.
In accordance with its Federal Energy Regulatory Commission ("FERC") certificate, Iroquois was required to submit two rate cases. The first rate case filing was approved by the FERC on June 19, 1995, except for one item which involved the recovery of certain legal costs incurred by Iroquois in defense of an investigation discussed in Iroquois' Form 10-K, Note 6 to Item 1, Financial Statements. The second rate case was filed on December 31, 1996. During the latter part of 1999, Iroquois held negotiations with its shippers, which led to the settlement of the second rate case as well as remaining issues from the first rate case. The settlement was filed with the FERC on December 17, 1999, and subsequently received FERC approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by Iroquois or any settling party and resolves all rate matters outstanding from the Company's previous two rate cases.

Results of Operations

                                      Three months ended
Revenues and Volumes Delivered             March 31,
                                         2001    2000
Revenues (dollars in millions)
Long-term firm reserved service         $ 30.3  $ 30.6
Short-term firm/interruptible/other(1)     3.7     4.6
Total revenues                          $ 34.0  $ 35.2

Volumes delivered (million dekatherms)
Long-term firm reserved service           72.4    76.4
Short-term firm/interruptible/other(1)    16.5    13.5
Total volumes delivered                   88.9    89.9

(1)Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Company receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Company also has interruptible transportation service revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts of less than one-year term as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois does not. However, there can be no assurance that this will be the case in the future.

Three months ended March 31, 2000 compared to the three months ended March 31, 2000

Revenues. Total revenues for the three months ended March 31, 2001 decreased $1.2 million or 3.4% compared to the three months ended March 31, 2000. The decrease in Short-term firm/interruptible/other revenues of $0.9 million can be attributed primarily to the collection of a marketing fee in the first quarter of 2000. The $0.3 million decrease in Long-term firm revenues can be attributed primarily to the rate decrease effective January 1, 2001 of $.01 per Dekatherm partially offset by increased revenue due to new winter firm service deals for 2001.

Operation and Maintenance Expense. The Operation and Maintenance expense category includes operating, maintenance and administrative (OM&A) expenses for the Company's corporate office in Shelton and field support for the mainline, metering and compression facilities. OM&A expense decreased $0.5 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily due to the timing of work activities from the current period compared to the same period last year.
Depreciation and Amortization Expense.

Depreciation and amortization expense
increased $0.1 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The increase is due to normal additions of general and transmission plant assets.
Taxes Other than Income Taxes. Taxes other than income taxes encompass property and school taxes paid to various jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. These taxes have remained relatively stable for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.
Interest Expense. Interest expense increased $0.5 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase reflects the impact of the long-term refinancing, which closed May 30, 2000. While the effective interest rate on long-term debt decreased, overall interest expense increased because the average long-term debt balance increased from $336.7 million to $387.0 million.
Provision for taxes. Income tax expense has decreased approximately $0.1 million for the three months ended March 31, 2001 as compared to the same period in 2000. This decrease is due primarily to a decrease in taxable income.

Liquidity and capital resources
Capital expenditures for the first three months of 2001 were $1.4 million compared to $0.7 million in 2000 reflecting the increased level of construction activity over the period. Capital expenditures for both 2000 and 2001 related primarily to the Eastchester/New York City extension, various general plant purchases and other minor projects. Iroquois expects that if it decides to pursue any of the proposed expansion projects currently under consideration it may be necessary to fund such projects through internally generated funds, the issuance of additional indebtedness and capital contributions by our partners in accordance with the partnership agreement.

Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities increased by $ 6.3 million for the first quarter of 2001, as compared to the same period in 2000, primarily due to a change in the timing of interest payments.

Iroquois is party to a $10 million revolving line of credit to support working capital requirements. Funds may be borrowed on a short-term basis at variable rates. As of March 31, 2000 and March 31, 2001 there were no borrowings outstanding under this facility.

Total capital expenditures for 2001 are estimated to be approximately $61.2 million, including approximately $55.3 million for the Eastchester extension. The remaining capital expenditures planned for 2001 are for the purchase of land for a compressor site, a meter station and tap, and various general plant purchases. Iroquois currently anticipates funding its 2001 capital expenditures by using internal sources and if necessary, borrowing on the revolving credit facility.

Information Regarding Forward Looking Statements
This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Iroquois can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission; competitive conditions in the marketplace; changes in the receptivity of the financial markets to Iroquois or other oil and gas credits similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of Iroquois' Annual Report on Form 10-K, which is on file with the United States Securities and Exchange Commission.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


The Company's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Company maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Company also uses interest rate swap agreements to manage its level of exposure to interest rate changes. For a further discussion about the Company's interest rate swaps, see Iroquois' Form 10-K, Note 3 to Item 1, Financial Statements.

                   PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal proceedings is contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

No further material legal proceedings or material developments occurred since December 31, 2000.

ITEMS 2-4 and 6 are not applicable.

ITEM 5.  Other Information

On January 18, 2000, El Paso Energy Corp. ("El Paso") and the Coastal Corporation ("Coastal") announced plans for the merger of El Paso and Coastal. The merger was completed in January 2001. As a condition of the merger, The Federal Trade Commission ("FTC") ordered Coastal to divest all of its interest in Iroquois. Four of the remaining partners of Iroquois agreed to purchase Coastal's interest. On April 27, 2001 the FTC approved the divestiture of Coastal's interests to affiliates of Dominion Resources, Inc., TransCanada Pipelines Limited, PG&E Corporation and New Jersey Resources Corporation. The transaction closed May 4, 2001.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (May 9, 2001)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Paul Bailey
                                    _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer