Form 10-Q
period 2001-06-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2001-08-14
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended June 30, 2001 and 2000 and
          Six Months Ended June 30, 2001 and 2000               3
       Consolidated Balance Sheets - June 30, 2001
          and December 31, 2000                                 4
       Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2001 and 2000               5
       Consolidated Statement of Changes in Partners'
          Equity - Six Months Ended June 30, 2001               6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  10
   ITEM 5.  Other Information                                  10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                   2001      2000           2001      2000

OPERATING REVENUES, NET           $31,214   $29,258        $65,218   $64,493

OPERATING EXPENSES
 Operation and maintenance          5,819     5,439         10,169    10,255
 Depreciation and amortization      5,886     6,119         11,794    11,933
 Taxes other than income taxes      2,759     2,746          5,513     5,520

   Operating expenses              14,464    14,304         27,476    27,708

OPERATING INCOME                   16,750    14,954         37,742    36,785

OTHER INCOME/(EXPENSES)               454       665            963       939

INTEREST EXPENSE, NET               7,292     7,294         15,243    14,730

INCOME BEFORE TAXES                 9,912     8,325         23,462    22,994

PROVISION FOR TAXES                 4,019     3,143          9,512     8,776

NET INCOME                          5,893     5,182         13,950    14,218


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                               June 30,    December 31,
ASSETS                                           2001          2000
                                             (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   36,288    $  25,013
 Accounts receivable - trade                      5,012        7,655
 Accounts receivable - affiliates                 5,635        5,667
 Other current assets                             2,166        3,138
   Total Current Assets                          49,101       41,473

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   778,540      777,577
 Construction work in progress                   10,843        7,646
                                                789,383      785,223
 Accumulated depreciation and amortization     (276,815)    (265,051)
   Net Natural Gas Transmission Plant           512,568      520,172

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,305       13,634
 Regulatory assets - other                        1,944        2,038
 Other assets and deferred charges                6,891        7,051

   Total Other Assets and Deferred Charges       22,140       22,723

   TOTAL ASSETS                              $  583,809   $  584,368

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $      910   $    3,639
 Accrued interest                                 2,958        2,909
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             3,803        3,541
 Other current liabilities                        1,547        1,844
   Total Current Liabilities                     31,440       34,155

LONG-TERM DEBT                                  355,555      366,667

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  1,175           --
 Other                                              624          489
   Total Other Non-Current Liabilities            1,799          489

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       83,666       79,866
  Payable by Partners                           (70,361)     (66,232)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,305       13,634
Commitments and Contingencies
Total Liabilities                               402,099      414,945
Partners' Equity                                181,710      169,423

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  583,809   $  584,368

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                          2001      2000
OPERATING ACTIVITIES:
 Net Income                                             $ 13,950   $ 14,218
 Adjusted for the following:
   Depreciation and amortization                          11,794     11,933
   Allowance for equity funds used during construction      (115)       (18)
   Deferred regulatory asset-income tax related              329     (1,164)
   Amounts equivalent to deferred income taxes              (329)     1,164
   Income and other taxes payable by partners              9,512      8,776
   Other assets and deferred charges                         237     (5,105)
   Other non-current liabilities                             135         24

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  2,675      2,243
      Other current assets                                   972        725
      Accounts payable                                    (2,729)      (194)
      Accrued interest                                        49     (1,990)
      Other current liabilities                              (35)      (449)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 36,445     30,115

INVESTING ACTIVITIES:
  Capital expenditures                                    (4,058)    (3,427)
     NET CASH USED IN INVESTING ACTIVITIES                (4,058)    (3,427)

FINANCING ACTIVITIES:
  Long-term borrowings                                        --    400,000
  Partner distributions                                  (10,000)   (50,000)
  Repayments of long-term debt                           (11,112)  (336,664)
  Repayment of short-term borrowings                          --     (3,500)
     NET CASH(USED FOR)/PROVIDED BY FINANCING ACTIVITIES (21,112)     9,836

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                      11,275     36,524

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     25,013     27,375

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 36,288   $ 63,899

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 14,999   $ 16,588

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Six Months Ended June 30, 2001
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2000                   $169,423

Year-to-date net income                          13,950

Taxes payable by Partners                         9,512

Equity distributions to Partners                (10,000)

Other comprehensive loss, net of tax             (1,175)

PARTNERS' EQUITY
BALANCE AT JUNE 30, 2001                       $181,710

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

3. Comprehensive income consisted of the following:

(in thousands)                                        Six months ended
                                                        June 30, 2001
Net income                                                $ 13,950
Other comprehensive loss
   Unrealized loss on interest rate hedge, net of tax       (1,175)

Comprehensive income                                      $ 12,775

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


PART I. FINANCIAL INFORMATION - (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Iroquois owns an interstate natural gas pipeline system extending from the United States-Canada border near Waddington, New York through Connecticut to South Commack, Long Island, New York. The Company's pipeline system commenced full operations on January 25, 1992, and is operated by the Company's wholly owned subsidiary, Iroquois Pipeline Operating Company.
In accordance with its Federal Energy Regulatory Commission ("FERC") certificate, Iroquois was required to submit two rate cases. The first rate case filing was approved by the FERC on June 19, 1995, except for one item which involved the recovery of certain legal costs incurred by Iroquois in defense of an investigation discussed in Iroquois' Form 10-K, Note 7 to the Consolidated Financial Statements. The second rate case was filed on December 31, 1996. During the latter part of 1999, Iroquois held negotiations with its shippers, which led to the settlement of the second rate case as well as remaining issues from the first rate case. The settlement was filed with the FERC on December 17, 1999, and subsequently received FERC approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by Iroquois or any settling party and resolves all rate matters outstanding from the Company's previous two rate cases.

Results of Operations

                                      Three months ended     Six months ended
Revenues and Volumes Delivered             June 30,              June 30,
                                         2001    2000          2001    2000
Revenues (dollars in millions)
Long-term firm reserved service         $ 29.1  $ 28.0        $ 59.5  $ 58.7
Short-term firm/interruptible/other(1)     2.1     1.3           5.7     5.8
Total revenues                          $ 31.2  $ 29.3        $ 65.2  $ 64.5

Volumes delivered (million dekatherms)
Long-term firm reserved service           60.4    72.2         132.8   148.5
Short-term firm/interruptible/other        5.0    12.5          21.5    26.1
Total volumes delivered                   65.4    84.7         154.3   174.6
____________________
(1)Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Company receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Company also has interruptible transportation service revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts of less than one-year term as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois does not. However, there can be no assurance that this will be the case in the future.
Three months ended June 30, 2001 compared to the three months ended June 30, 2001.

Revenues. Total revenues for the three months ended June 30, 2001 increased $1.9 million or 6.5% compared to the three months ended June 30, 2000. Long-term firm revenues increased largely resulting from the addition of Milford power plant to Iroquois' system in November of 2000. Iroquois' long-term revenues are primarily derived from long-term contracts and are not directly impacted by fluctuations in volumes. Short-term and interruptible volumes were down due to market and weather-related conditions, however, revenue increased $0.8 million over the prior year, primarily due to higher peak-period prices.

Operation and Maintenance Expense. The Operation and Maintenance expense category includes operating, maintenance and administrative (OM&A) expenses for the Company's corporate office in Shelton and field support for the mainline, metering and compression facilities. OM&A expense increased $0.4 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily due to increased payroll expense, partially offset by a decrease in outside services employed.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.2 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This decrease is primarily due to a decrease in amortization expense resulting from the write off of certain unamortized balances in 2000. This decrease was partially offset by an increase in depreciation expense due to normal additions of general and transmission plant assets.

Six months ended June 30, 2001 compared to the six months ended June 30, 2000

Revenues. Total revenues for the six months ended June 30, 2001 increased $0.7 million or 1.1% compared to the six months ended June 30, 2000. Despite a rate decrease of $.01 cent per Dekatherm, long-term firm revenues increased $0.8 million largely resulting from the addition of Milford power plant to Iroquois' system in November of 2000. Iroquois' long-term revenues are primarily derived from long-term contracts and are not directly impacted by fluctuations in volumes.

Other Income/(Expenses) for the six months ended June 30, 2001 increased slightly over the six months ended June 30, 2000, primarily due to Allowance for Funds Used During Construction (AFUDC) recorded on the Eastchester/New York City extension project, partially offset by a decrease in interest income resulting from declining interest rates and investment balances.

Interest Expense. Interest expense increased $0.5 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase reflects the impact of the long-term refinancing, which closed May 30, 2000. While the effective interest rate on long-term debt decreased, overall interest expense increased because the average long-term debt balance increased from $291.1 million to $321.2 million.


Liquidity and capital resources
Capital expenditures for the first six months of 2001 were $4.1 million compared to $3.4 million in 2000 reflecting the increased level of construction activity over the period. Capital expenditures for both 2000 and 2001 related primarily to the Eastchester/New York City extension, various general plant purchases and other minor projects.
Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities increased by $6.3 million for the second quarter of 2001, as compared to the same period in 2000, primarily due to a change in the timing of interest payments and amounts capitalized during the refinancing of the company's debt which closed May 30, 2000.

Iroquois is party to a $10 million revolving line of credit to support working capital requirements. Funds may be borrowed on a short-term basis at variable rates. As of June 30, 2001 and June 30, 2000 there were no borrowings outstanding under this facility.

Total capital expenditures for 2001 are estimated to be approximately $57.3 million, including approximately $51.4 million for the Eastchester extension. The remaining capital expenditures planned for 2001 are for the purchase of land for a compressor site, a meter station and tap, and various general plant purchases. Iroquois expects to fund the proposed expansion projects currently under consideration through internally generated funds, the issuance of additional indebtedness and capital contributions by our partners in accordance with the partnership agreement.

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

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


The Company's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Company maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Company also uses interest rate swap agreements to manage its level of exposure to interest rate changes. For a further discussion about the Company's interest rate swaps, see Iroquois' Form 10-K, Note 3 to the Consolidated Financial Statements.

                   PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal proceedings is contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

No further material legal proceedings or material developments occurred since December 31, 2000.

On June 1, 2001, the FERC issued a Preliminary Determination on Non-Environmental Issues, supporting the issuance of Iroquois' requested certificate to construct and operate the Eastchester Extension Project. Environmental issues are still pending and will be addressed in a subsequent order when the environmental review and analysis are complete. Final approval and issuance of the certificate is dependent on a favorable environmental review. A complete description of the Eastchester Extension Project can be found in Note 7 to the 2000 Consolidated Financial Statements on Form 10-K.

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



                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (August 14, 2001)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Paul Bailey
                                    _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer