Form 10-Q
period 2001-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2001-11-08
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2001 and 2000 and
          Nine Months Ended September 30, 2001 and 2000           3
       Consolidated Balance Sheets - September 30, 2001
          and December 31, 2000                                   4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2001 and 2000           5
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2001           6
       Notes to Consolidated Financial Statements                 7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                          9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                    10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   2001      2000           2001      2000

OPERATING REVENUES, NET           $30,526   $29,426        $95,744   $93,919

OPERATING EXPENSES
 Operation and maintenance          4,960     4,905         15,129    15,160
 Depreciation and amortization      5,964     5,811         17,758    17,744
 Taxes other than income taxes      2,637     2,722          8,150     8,242

   Operating expenses              13,561    13,438         41,037    41,146

OPERATING INCOME                   16,965    15,988         54,707    52,773

OTHER INCOME/(EXPENSES)               482       338          1,445     1,277

INTEREST EXPENSE, NET               6,658     8,339         21,901    23,067

INCOME BEFORE TAXES                10,789     7,987         34,251    30,983

PROVISION FOR TAXES                 4,364     3,711         13,876    12,488

NET INCOME                          6,425     4,276         20,375    18,495


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                            September 30,  December 31,
ASSETS                                           2001          2000
                                             (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   38,858    $  25,013
 Accounts receivable - trade                      4,692        7,655
 Accounts receivable - affiliates                 5,533        5,667
 Other current assets                             4,718        3,138
   Total Current Assets                          53,801       41,473

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   778,946      777,577
 Construction work in progress                   22,775        7,646
                                                801,721      785,223
 Accumulated depreciation and amortization     (282,698)    (265,051)
   Net Natural Gas Transmission Plant           519,023      520,172

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,160       13,634
 Regulatory assets - other                        1,897        2,038
 Other assets and deferred charges                7,375        7,051

   Total Other Assets and Deferred Charges       22,432       22,723

   TOTAL ASSETS                              $  595,256   $  584,368

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $    3,322   $    3,639
 Accrued interest                                 7,233        2,909
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             2,873        3,541
 Other current liabilities                        2,088        1,844
   Total Current Liabilities                     37,738       34,155

LONG-TERM DEBT                                  350,000      366,667

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  2,309           --
 Other                                              684          489
   Total Other Non-Current Liabilities            2,993          489

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       85,627       79,866
  Payable by Partners                           (72,467)     (66,232)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,160       13,634
Commitments and Contingencies
Total Liabilities                               403,891      414,945
Partners' Equity                                191,365      169,423

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  595,256   $  584,368

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                           2001       2000
OPERATING ACTIVITIES:
 Net Income                                             $ 20,375   $ 18,495
 Adjusted for the following:
   Depreciation and amortization                          17,758     17,744
   Allowance for equity funds used during construction      (217)       (77)
   Deferred regulatory asset-income tax related              474       (899)
   Amounts equivalent to deferred income taxes              (474)       899
   Income and other taxes payable by partners             13,876     12,488
   Other assets and deferred charges                        (247)    (5,796)
   Other non-current liabilities                             195       (195)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  3,097      2,032
      Other current assets                                (1,580)      (622)
      Accounts payable                                      (317)    (2,417)
      Accrued interest                                     4,324      1,121
      Other current liabilities                             (424)    (1,903)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 56,840     40,870

INVESTING ACTIVITIES:
  Capital expenditures                                   (16,328)    (4,906)
     NET CASH USED FOR INVESTING ACTIVITIES              (16,328)    (4,906)

FINANCING ACTIVITIES:
  Long-term borrowings                                        --    400,000
  Partner distributions                                  (10,000)   (90,000)
  Repayments of long-term debt                           (16,667)  (313,431)
  Repayment of short-term borrowings                          --    (32,289)
     NET CASH USED FOR FINANCING ACTIVITIES              (26,667)   (35,720)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                      13,845        244

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     25,013     27,375

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 38,858   $ 27,619

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 17,353   $ 21,693

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2001
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2000                   $169,423

Year-to-date net income                          20,375

Taxes payable by Partners                        13,876

Equity distributions to Partners                (10,000)

Other comprehensive loss, net of tax             (2,309)

PARTNERS' EQUITY
BALANCE AT SEPTEMBER 30, 2001                  $191,365

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

2. Effective January 1, 2001 the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133 as issued by the Financial Accounting Standards Board ("FASB"), "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, Iroquois records the fair value of derivatives held as assets or liabilities. The changes in net value of the effective portion of derivatives qualifying as cash flow hedges are recorded in Other Comprehensive Income (or Loss), a component of Partners' Equity.

3. Comprehensive income consisted of the following:

(in thousands)                                        Nine months ended
                                                      September 30, 2001
Net income                                                $ 20,375
Other comprehensive loss
   Unrealized loss on interest rate hedge, net of tax       (2,309)

Comprehensive income                                      $ 18,066


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Iroquois Gas Transmission System, L.P. ("Iroquois" or "Company") owns an interstate natural gas pipeline system extending from the United States-Canada border near Waddington, New York through Connecticut to South Commack, Long Island, New York. The Company's pipeline system commenced full operations on January 25, 1992, and is operated by the Company's wholly owned subsidiary, Iroquois Pipeline Operating Company.

In accordance with its Federal Energy Regulatory Commission ("FERC" or "Commission") certificate, Iroquois was required to submit two rate cases to determine the rates Iroquois may charge its shippers for use of its pipeline system. The first rate case filing was approved by the FERC on June 19, 1995, except for one item which involved the recovery of certain legal costs incurred by Iroquois in defense of an investigation discussed in Iroquois' Form 10-K, Note 7 to the Consolidated Financial Statements. The second rate case was filed on December 31, 1996. During the latter part of 1999, Iroquois held negotiations with its shippers, which led to the settlement of the second rate case as well as remaining issues from the first rate case. The settlement was filed with the FERC on December 17, 1999, and received FERC approval on February 10, 2000. The settlement provides for a schedule of reductions in the rates Iroquois can charge its shippers beginning January 1, 2000, through the year 2003. It generally precludes additional rate cases during this period initiated by Iroquois or any settling party and resolves all rate matters outstanding from the Company's previous two rate cases.

Results of Operations

                                      Three months ended    Nine months ended
Revenues and Volumes Delivered           September 30,        September 30,
                                         2001    2000         2001    2000
Revenues (dollars in millions)
Long-term firm reserved service         $ 28.5  $ 27.8       $ 88.0  $ 86.5
Short-term firm/interruptible/other(1)     2.0     1.6          7.7     7.4
Total revenues                          $ 30.5  $ 29.4       $ 95.7  $ 93.9

Volumes delivered (million dekatherms)
Long-term firm reserved service           73.7    71.1        206.5   219.6
Short-term firm/interruptible/other        8.9    14.0         30.4    40.1
Total volumes delivered                   82.6    85.1        236.9   259.7
____________________
(1)Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Company receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. Under long-term firm reserved transportation contracts, shippers reserve access to the Company's pipeline. The Company also has interruptible transportation service contracts that generate revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts of less than one-year terms as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois does not. However, there can be no assurance that this will continue to be the case in the future.

Three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Revenues. Total revenues for the three months ended September 30, 2001 increased $1.1 million or 3.7% compared to the three months ended
September 30, 2000. Long-term firm revenues increased largely from the addition of Milford power plant to Iroquois' system in November of 2000. Iroquois' long-term revenues are primarily derived from long-term contracts and are not directly impacted by fluctuations in volumes. Short-term and interruptible volumes were down due to market and weather-related conditions, however, related revenue increased $0.4 million over the prior year, primarily due to an increase in park and loan service utilization. Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.2 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This increase is primarily due to additions of general and transmission plant assets in the ordinary course of business.

Interest expense decreased $1.7 million for the three months ended
September 30, 2001 compared to the three months ended September 30, 2000. This decrease is due primarily to lower interest rates on floating-rate debt and lower average long-term debt balances from scheduled debt repayments.

Nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Revenues. Total revenues for the nine months ended September 30, 2001 increased $1.8 million or 1.9% compared to the nine months ended
September 30, 2000. Despite a rate decrease of $.01 cent per Dekatherm, long-term firm revenues increased $1.6 million largely resulting from the addition of Milford power plant to Iroquois' system in November of 2000. Iroquois' long-term revenues are primarily derived from long-term contracts and are not directly impacted by fluctuations in volumes. Short-term and interruptible volumes were down due to market and weather related conditions, however related revenue increased $0.3 million over the prior year primarily due to higher peak period prices and an increase in park and loan service utilization.

Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase is primarily due to an increase in depreciation expense due to additions of general and transmission plant assets in the normal course of business, partially offset by a decrease in amortization expense resulting from the write off of certain unamortized balances in 2000.

Interest Expense. Interest expense decreased $1.2 million for the nine months ended September 30, 2001 compared to the nine months ended
September 30, 2000. This decrease is the result of lower average long-term debt balance for the last four months of the period due to scheduled debt repayments and lower interest rates on floating rate debt. The decrease was partially offset by increased interest expense in the first five months of the period reflecting the impact of the long-term debt refinancing, which closed on May 30, 2000. The details of the long-term debt refinancing are discussed in Note 3 to the 2000 Consolidated Financial Statements of Form 10-K.

Liquidity and capital resources
Capital expenditures for the first nine months of 2001 were $16.3 million compared to $4.9 million in 2000. This increase related primarily to the Eastchester/New York City extension, various general plant purchases and other minor projects.

Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities increased $16.0 million to $56.8 million for the nine months ended September 30, 2001 as compared to the same period in 2000, primarily due to a change in the timing of interest payments and amounts capitalized during the refinancing of the company's debt which closed May 30, 2000, as well as increased net income.

Iroquois is party to a $10 million revolving line of credit to support working capital requirements. Funds may be borrowed on a short-term basis at variable rates. As of September 30, 2001 and September 30, 2000 there were no borrowings outstanding under this facility.

Total capital expenditures for 2001 are estimated to be approximately $41.7 million, including approximately $34.8 million for the Eastchester extension. The remaining capital expenditures planned for 2001 are for the purchase of land for a compressor site, a meter station and tap, and various general plant purchases. Iroquois expects to fund the proposed expansion projects currently under consideration through internally generated funds, the issuance of additional indebtedness and capital contributions by our partners in accordance with the partnership agreement.

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

On June 1, 2001, the FERC issued a Preliminary Determination on Non-Environmental Issues, supporting the issuance of Iroquois' requested certificate to construct and operate the Eastchester Extension Project. Environmental issues are still pending and will be addressed in a subsequent order when the environmental review and analysis are complete. Final approval and issuance of the certificate depends on a favorable environmental review. A complete description of the Eastchester Extension Project can be found in Note 7 to the 2000 Consolidated Financial Statements on Form 10-K.

On August 2, 2001 the Commission issued a Notice of Availability of the Draft Environmental Impact Statement ("DEIS") for Iroquois' proposed Eastchester Project. In the DEIS, the Commission Staff proposed an alternate route than the one originally requested by Iroquois in its application for a certificate of public convenience and necessity, which is needed to construct and operate the Eastchester Project. On October 1, 2001, Iroquois filed comments with the Commission on the DEIS. In its comments, Iroquois indicated that subject to certain modifications in the revised route and Iroquois' ability to obtain reasonable permits from other federal, state and local agencies, Iroquois is willing to accept the route endorsed by the Commission Staff. Assuming that these conditions are satisfied, the estimated cost of the Project will increase from $173.9 million to $210 million. Additionally, the route change may delay the in-service date for certain of the Eastchester facilities.

                           SIGNATURES


   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (November 8, 2001)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Paul Bailey
                                   _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer