Form 10-K
period 2001-12-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2002-03-29
CIK 1118488

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              -------------------


                                    FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       Or
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 2001 to December 31, 2001.

                              -------------------

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

                              -------------------

Securities registered pursuant to Section 12(b)
of the Act
            NONE                                           NONE
    (Title of each class)                 (Name of exchange on which registered)
           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                Yes [ X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
===============================================================================

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

          FORM 10-K ANNUAL REPORT, FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                                                           Page

Special Note Regarding Forward-Looking Statements.............................1

                                     PART I.

Item 1.     Business..........................................................1

Item 2.     Properties.......................................................14

Item 3.     Legal Proceedings................................................15

Item 4.     Submission of Matters to a Vote of Security Holders..............15

                                    PART II.

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters..............................................15

Item 6.     Selected Financial Data..........................................15

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................16

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.......23

Item 8.     Financial Statements and Supplementary Data......................23

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................24

                                    PART III.

Item 10.    Directors and Executive Officers of the Partnership..............24

Item 11.    Executive Compensation...........................................27

Item 12.    Security Ownership of Certain Beneficial Owners and Management...30

Item 13.    Certain Relationships and Related Transactions...................31

                                    PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.........................................................31

                                     PART V.

Index to Financial Statements................................................F-1

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

     A discussion of these and other factors which may affect the Partnership's actual results, performance, achievements or financial position is contained in the "Risk Factors" section below. The Partnership does not undertake any obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

                                    PART I.

ITEM 1.  BUSINESS

Introduction

     Iroquois Gas Transmission System, L.P. is a Delaware limited partnership. It was formed for the purpose of constructing, owning and operating a 375-mile interstate natural gas transmission pipeline from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and exchanges throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the FERC. The Partnership commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies. The Partnership's pipeline system connects with four interstate pipelines and the pipeline system of TransCanada PipeLines Limited (the "TransCanada System") at the Canada-United States border near Waddington, New York. The Partnership has more than doubled the amount of gas that flows through its pipeline system on an annual basis since 1992, while the transportation rates the Partnership charges have decreased by approximately 40% as a result of FERC rate reduction orders.

     The Partnership provides transportation service to its shippers under transportation service contracts which provide for either firm reserved service or interruptible service. Firm reserved transportation service contracts are either long-term, multi-year contracts or short-term contracts of less than one year. Under firm reserved transportation contracts, a certain amount of the Partnership's pipeline system's capacity is reserved for the use of a shipper. Under interruptible transportation service contracts, a shipper's access to the Partnership's pipeline system depends upon the availability of pipeline system capacity on any given day. Currently, the Partnership has 35 shippers under long-term firm reserved transportation service contracts and its pipeline system's contracted capacity of 1,006 thousands of dekatherms per day, or MDth/d, is fully subscribed. As of December 31, 2001, approximately 88% of the Partnership's pipeline capacity was contracted under firm reserved transportation service contracts that continue until at least 2011.

     The partners and their respective interests in the Partnership are as follows:

                                                                    Percentage
                                                                    Ownership
  Ultimate Parent of Partner     Name of Partner                     Interest
  --------------------------     ---------------                    ----------

  TransCanada PipeLines          TransCanada Iroquois Ltd.            29.0%
    Limited                      TCPL Northeast Ltd.                  11.96%

  KeySpan Energy Corporation     NorthEast Transmission               19.4%
                                   Company
                                 LILCO Energy Systems, Inc.            1.0%

  Dominion Resources, Inc.       Dominion Iroquois, Inc.              24.72%

  PG&E Generating Company        JMC-Iroquois, Inc.                    4.93%
                                 Iroquois Pipeline Investment, LLC     0.84%

  CTG Resources, Inc.            TEN Transmission Company              4.87%

  New Jersey Resources           NJNR Pipeline Company                 3.28%
    Corporation


     On January 18, 2000, El Paso Energy Corp. and The Coastal Corporation ("Coastal") announced plans to merge. At the time, Coastal, through its affiliates, owned a 17.0% interest in the Partnership. As a condition of the merger, the Federal Trade Commission, or FTC, ordered Coastal to divest all of its interest in the Partnership. Four of the remaining partners of the

Partnership agreed to purchase Coastal's interest. On April 27, 2001, the FTC approved the divestiture of Coastal's interests to affiliates of Dominion Resources, Inc., TransCanada PipeLines Limited, PG&E Corporation and New Jersey Resources Corporation. The divestiture transaction closed on May 4, 2001.

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

     Compressor Stations. Compressor stations increase the pressure of natural gas flowing through the Partnership's pipeline system, increasing its capacity and the volume of natural gas that can be shipped under contract. In May 1992, the FERC approved construction of the Partnership's first compressor station located in Wright, New York. This station went into service in November 1993 and by that year-end, the volumes under contract had increased to 648.6 MDth/d. A second compressor station, in Croghan, New York, was commissioned in December 1994, expanding firm reserved service to 758.9 MDth/d. The Partnership's third compressor station, located in Athens, New York, commenced operation on November 1, 1998. As of December 31, 2001, the Partnership had firm reserved transportation contracts in place to deliver 1,006 MDth/d.

     Metering Stations and Interconnects. The Partnership receives natural gas from the TransCanada System at the Canada-United States border near Waddington, New York and delivers gas in New York and Connecticut through meters tied directly to end-user markets. The Partnership's pipeline system operates and maintains a total of 19 delivery meters to which the Partnership has primary rights with a combined capacity of approximately 3.8 million Dth/d. Each meter station consists of a separate control building that contains gas measurement equipment and electrical and instrumentation devices. The Partnership has incorporated a manual chart recorder system to maintain continuous gas measurement in the event of a total electronic failure. The Partnership also delivers gas to the other major natural gas pipelines in the Northeast through its five interconnections with four interstate pipelines: Algonquin Gas Transmission Company, Dominion Transmission Corporation, Tennessee Gas Pipeline Company, and the TransCanada System. The Partnership also has an interconnection with the New York Facilities System at South Commack, Long Island. The New York Facilities System is a pipeline system owned and used by both Consolidated Edison Company of New York, or Con Ed, and KeySpan Energy Corporation.

     Communications. The Partnership maintains 24-hour monitoring of its pipeline system via a computerized data monitoring and control system known as SCADA (supervisory control and data acquisition) that links all compressor stations and maintenance bases with the Partnership's gas control center in Shelton, Connecticut. Remote facilities along the pipeline route are accessed with the use of multiple address radio communication links to a satellite system, which allows the pipeline system to be operated remotely from the gas control center.

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

Transportation Services and Shippers

     The design capacity of the Partnership's pipeline system is fully subscribed under firm reserved transportation service contracts with 35 shippers. Under the firm reserved transportation service contracts, the pipeline receives natural gas on behalf of shippers at designated receipt points and transports the gas on a firm basis up to each shipper's maximum daily quantity. As of December 31, 2001, approximately 88% of the capacity of the Partnership's pipeline system was contractually committed through at least November 1, 2011. The Partnership has also entered into several short-term (less than one year) firm reserved transportation service contracts and numerous interruptible transportation service contracts. Reservation and variable fees are payable under firm reserved transportation service contracts and depend on the volume of gas shipped and the zone within which the gas is shipped. The Partnership is also authorized by the FERC to enter into "negotiated rate" contracts with shippers who are provided with a service that varies in some manner from the standard tariff offering. To date, the Partnership has entered into a limited number of negotiated rate contracts for short-term firm transportation service.

     The Partnership's pipeline system is divided into two zones: zone one covers the mainline from Waddington to Wright, New York and zone two covers the territory from Wright, New York through Connecticut to South Commack, Long Island, New York.

     The Partnership's shippers under firm transportation service contracts consist of major electric and gas utility companies, marketers, gas producers and independent electric generating companies. KeySpan Energy Corporation, PG&E Corporation and El Paso Energy Corp., through their affiliates, each accounted for more than 10% of the Partnership's revenues as of December 31, 2001.

     As of December 31, 2001, approximately 97% of the pipeline system's volume was under firm reserved transportation service contract with shippers who are rated investment grade by a nationally recognized credit rating agency. Approximately 44% of the pipeline system's volume was under firm reserved transportation service contract with shippers with a debt rating of "A" or higher. Certain of the Partnership's shippers are not rated by credit rating agencies. Non-rated or non-investment grade rated shippers accounted for approximately 1% of the pipeline system's volume. The Partnership has determined under internal credit standards that those shippers or their guarantors are creditworthy so that they are not required to post credit support in connection with their transportation service contracts. Approximately 2% of the capacity was contracted by shippers who have agreed to post letters of credit in an amount equal to three months of demand charges pursuant to their transportation service contracts or who have made other credit support arrangements that the Partnership finds satisfactory.

Demand for Transportation Capacity

     The Partnership's market, the northeastern United States, is comprised of approximately 12 million natural gas customers, who account for approximately 19% of all natural gas customers in the United States. The Northeast has experienced an overall increase in natural gas demand in the last decade. The Partnership expects this demand to continue to grow by 2-3% per year through 2025. The bulk of the growth in the Northeast is expected to occur in the electric generation sector, which the Partnership expects to grow by 5-8% per year.

     The Partnership is planning an Eastchester/New York City expansion of its pipeline system consisting of an approximately 33-mile mainline extension running from the mainline on Long Island near Northport, through the Long Island Sound to Eastchester, New York. As currently planned, the new line will proceed on land for three miles, connecting with the northern section of ConEd's gas distribution facilities. The Partnership believes that because of the location of its pipeline and its ability to utilize Long Island Sound, a means of direct access to the New York City market can be developed with minimal environmental and landowner or right-of-way issues. In contrast, other competing proposals must access this market through congested areas at a greater expense. On April 28, 2000, the Partnership filed an application with the FERC pursuant to the Natural Gas Act of 1938 (the "Natural Gas Act") for a certificate of public convenience and necessity to construct and operate the Eastchester/New York City expansion, requesting a November 2002 in-service date. On February 22, 2001, the Partnership announced that the project had been fully subscribed. Under precedent agreements, which contain conditions that must be satisfied before a contract for firm transportation service is signed, five project shippers agreed to take all of the 230 MDth/d of transportation capacity proposed to be built. On December 26, 2001, the FERC issued a certificate authorizing the Partnership to construct and operate the Eastchester Facilities ("December 26 Order"). On January 25, 2002, the Partnership accepted the terms of the certificate. A condition in the December 26 Order requires that, prior to commencing construction, the project shippers execute firm service agreements with 10-year terms for the entire 230 MDth/d of transportation capacity proposed to be built. This condition was based on the precedent agreements with the five project shippers. However, as a result of the current uncertainty and slowdown in the energy market, exacerbated by the Enron Corporation bankruptcy proceedings and the resulting examination, both internal and external, of the financial health of a variety of other energy market participants, certain Eastchester shippers that were obligated under the precedent agreements to execute firm transportation service agreements have indicated an unwillingness to do so. As a result, the Partnership expects that it will not have executed contracts for 100% of the total project capacity prior to April 2002, when it anticipates commencing construction of the Eastchester Facilities. On February 28, 2002, the Partnership filed a request with the FERC to commence construction even if service contracts for the full 230 MDth/d of service have not been executed. On March 13, 2002, the FERC granted the Partnership's request.

     The Partnership has also filed applications with the FERC to construct and operate three other proposed projects. On November 8, 2001, the Partnership filed an application to construct and operate a second compressor unit at its existing Athens, New York compressor station. The new facilities would provide up to 70 MDth/d of firm transportation service to Athens Generating Company, L.P. with whom the Partnership has executed a precedent agreement for this service. The proposed in-service date for the Athens Project is September 1, 2003.

     On November 20, 2001, the Partnership filed an application to construct and operate a new compressor station to be located in Brookfield, Connecticut. This facility is designed to provide up to 85 MDth/d of firm transportation service to southern Long Island and the New York City area. The Partnership would provide firm transportation service to the two shippers with whom it has executed precedent agreements. The proposed in-service date for the Brookfield Project is April 2004.

     On December 14, 2001, the Partnership filed an application to construct approximately 29 miles of 20-inch pipeline from a point offshore of Milford, Connecticut to a point in Brookhaven, Suffolk County, New York and additional compression and cooling facilities. These facilities are designed to provide approximately 175 MDth/d of firm transportation service to the eastern end of Long Island, New York. The Partnership would provide firm transportation service to the five shippers with whom it has executed precedent agreements. The proposed in-service date for the Eastern Long Island Expansion Project is November 2004.

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

FERC Regulation and Tariff Structure

     General. The Partnership is subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act of 1978, the FERC has jurisdiction over the Partnership with respect to virtually all aspects of its business, including transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies, the acquisition and disposition of facilities, the initiation and discontinuation of services, and certain other matters. The Partnership, where required, holds certificates of public convenience and necessity issued by the FERC covering its facilities, activities and services.

     The Partnership's rates and charges for transportation in interstate commerce are subject to regulation by the FERC. FERC regulations and the Partnership's FERC-approved tariff allow the Partnership to establish and collect rates designed to give it an opportunity to recover all actually and prudently incurred operations and maintenance costs of its pipeline system, including taxes, interest, depreciation and amortization and a regulated equity return. The FERC has granted the Partnership the authority to negotiate rates with its current and potential shippers. The flexibility of such rates will allow the Partnership to respond to market conditions, as well as permit the Partnership to negotiate rates or a rate formula that will meet the specific needs of individual shippers. This ability to negotiate rates will be an important tool in attracting the growing electric generation market to the Partnership's pipeline system.

     Rates charged by the Partnership may not exceed the rates approved by the FERC. In addition, the Partnership is prohibited from granting any undue preference to any person, or maintaining any unreasonable difference in its rates or terms and conditions of service.

     In general, there are two methods available for changing the rate charged to shippers, provided that the transportation service contracts do not bar such changes. Under Section 4 of the Natural Gas Act and applicable FERC regulations, a pipeline may voluntarily seek a change, generally by providing at least 30 days' prior notice to the FERC of the proposed changes and filing the appropriate rate change application. If the FERC determines that a proposed rate change may not be just and reasonable as required by the Natural Gas Act, then the FERC may suspend the rate change for up to five months and set the matter for an investigation. Subsequent to any suspension ordered by the FERC, the proposed change may be placed in effect by the pipeline pending final FERC review. If the pipeline chooses to do this, any increase reflected in the proposed changes will, in the ordinary course of events, be collected subject to refund. It is also possible that a pipeline seeking to increase the rates it charges its shippers pursuant to a rate change application under Section 4 of the Natural Gas Act may, after review by the FERC, have its rates cut by the FERC instead. Under Section 5 of the Natural Gas Act, on its own motion or based on a complaint filed by a customer of a pipeline or other interested person, the FERC may initiate a proceeding seeking to compel a pipeline to change any rate or term or condition of service which is on file. If the FERC determines that an existing rate or condition is unjust, unreasonable, unduly discriminatory or preferential then any rate reduction or change in service term or condition which is ordered at the conclusion of such a proceeding is generally effective prospectively from the date of the order requiring such change.

     The nature and degree of regulation of natural gas companies have changed significantly during the past 10 years, and there is no assurance that further substantial changes will not occur or that existing policies and rules will not be applied in a new or different manner.

     Regulatory Proceedings. After extensive negotiations with various parties to a series of previous rate-related hearings and orders between 1996 and 1999, on December 17, 1999, the Partnership filed with the FERC an offer of settlement, which shall be referred to as the rate settlement. By order dated February 10, 2000, the FERC approved the rate settlement, effectively resolving all remaining issues in the Partnership's previous rate proceedings. The principal elements of the rate settlement are:

          o a reduction in maximum demand rates phased-in over a three-year period that began on January 1, 2001;

          o withdrawal of certain pending petitions for review regarding FERC actions on the Partnership's general rate change application;

          o a rate moratorium under which the Partnership may not file an application to increase rates pursuant to the Natural Gas Act prior to January 1, 2004 and no party may file for reductions in rates pursuant to the Natural Gas Act prior to April 1, 2003 or receive such reductions prior to January 1, 2004 (the rate settlement contains certain limited exceptions to the moratorium for tariff changes not intended to effect changes in the Partnership's firm reserved service quality or rates); and

          o retention by the Partnership of revenues associated with new volumes, facilities, services or classes of service added after November 1, 1999.

     As provided in the rate settlement, the Partnership's maximum demand rate decreased by $0.00973/Dth effective January 1, 2001, by $0.02433/Dth effective January 1, 2002; and will decrease by $0.01460/Dth effective January 1, 2003, for a total cumulative reduction of $0.04866/Dth. The rate settlement also provides for similar reductions in other rates charged by the Partnership. The total revenue impact of these rate reductions was $2.4 million in 2001, and is expected to be approximately $6.0 million in 2002 and $3.6 million in 2003, based on long-term firm reserved transportation service contracts in place as of December 31, 2001.

     Rulemaking on FERC's Regulation of Transportation Services. On February 9, 2000, the FERC adopted its Order No. 637. Order No. 637 is intended to increase efficiency as the market for natural gas continues to become more open and competitive. As a result of Order No. 637, interstate pipelines should have greater flexibility in tailoring the firm reserved services they offer to customers and customers should have improved opportunities to resell their unused firm reserved transportation service in the secondary market, thus potentially enhancing the value of firm pipeline service to customers. Order No. 637:

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

     While Order No. 637 requires some significant changes in the functioning of the secondary market for firm capacity, its implementation should not materially affect the level of revenues the Partnership receives. The Partnership will have to incur some costs to modify its tariff and information systems to allow it to comply with Order No. 637. However, the Partnership does not expect these expenditures to be material.

     As required by Order No. 637, the Partnership filed pro forma tariff sheets with the FERC. This filing is pending at the FERC. See Footnote 7 to the Consolidated Financial Statements for additional detail.

Safety Regulations

     The Partnership's operations are also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1969, as amended, or the NGPSA, relating to the design, installation, testing, construction, operation and management of the Partnership's pipeline system. The NGPSA requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans.

     The NGPSA was amended by the Pipeline Safety Act of 1992 to require the Department of Transportation's Office of Pipeline Safety to consider protection of the environment when developing minimum pipeline safety regulations. In addition, the amendments required the Department of Transportation to issue pipeline regulations concerning, among other things, the circumstances under which emergency flow restriction devices should be required, training and qualification standards for personnel involved in maintenance and operation, and requirements for periodic integrity inspections, including periodic inspection of facilities in navigable waters which could pose a hazard to navigation or public safety. The amendments also narrowed the scope of gas pipeline exemptions pertaining to underground storage tanks under the Resource Conservation and Recovery Act. The Partnership believes its operations comply in all material respects with the NGPSA; however, the industry, including the Partnership, could be required to incur additional capital expenditures and increased costs depending upon regulations issued by the Department of Transportation under the NGPSA and/or future pipeline safety legislation.

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

     Settlement of Federal and State Investigations. On May 23, 1996, as part of a resolution of federal criminal and civil investigations of the construction of certain of the Partnership's pipeline facilities, IPOC pled guilty to four felony violations of the Clean Water Act and entered into consent decrees under the Clean Water Act in four federal judicial districts. Although not a named defendant, the Partnership signed the plea agreement and consent decrees and is bound by their terms. The Partnership also entered into related settlements with the State of New York, the FERC and the Department of Transportation. Under these various agreements, the Partnership and IPOC agreed to pay $22 million in fines and penalties and to take remedial measures. The Partnership and IPOC are taking certain actions and adopting a number of procedures to reduce their risk of noncompliance with environmental regulations in the future. In August 1996, as a result of settlement of the federal proceedings, IPOC was placed by the Environmental Protection Agency on a list that excludes IPOC from federal financial and other assistance under federal programs and limits IPOC's ability to do business with U.S. government agencies. This has not had and the Partnership does not expect it to have a material adverse impact on the Partnership's business.

Employees

     The Partnership does not directly employ its personnel. The Partnership's personnel and services are provided by IPOC, its wholly owned subsidiary, pursuant to the Partnership's operating agreement with IPOC. The Partnership reimburses IPOC for all reasonable expenses incurred in operating the Partnership's pipeline system including salaries and wages and related taxes and benefits. As of December 31, 2001, IPOC had 123 employees.

Risk Factors

     The Partnership's business involves significant risks and uncertainties including those described below.

The Partnership may not be able to maintain existing shippers or acquire new shippers

     As of December 31, 2001, approximately 88% of the capacity of the Partnership's pipeline system was contracted through at least November 1, 2011. The Partnership cannot give any assurances that it will be able to extend or replace these contracts at the end of their initial terms. The extension or replacement of the existing long-term contracts with shippers depends on a number of factors beyond the Partnership's control, including:

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

     The Partnership's rates are calculated on the basis of the assumed contracted capacity of 1,006 MDth/d and its revenue projections assume that shippers will pay these rates as required by their contracts. A prolonged economic downturn in the energy industry or a broader economic downturn affecting the Northeast could impact the ability of some or all of the shippers to fulfill their obligations under the transportation service contracts. A failure to pay by any of the shippers would decrease the Partnership's revenues and cash flows and could have an impact on the Partnership's ability to make payments on its outstanding senior notes.

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

Failure of the pipeline system's operations may result in liabilities for the Partnership and reduce its revenues or impair its ability to meet its obligations under its senior notes

     There are risks associated with the operation of a complex pipeline system, such as operational hazards and unforeseen interruptions caused by events beyond the Partnership's control. These include adverse weather conditions, accidents, breakdown or failure of equipment or processes, performance of the facilities below expected levels of capacity and efficiency and catastrophic events such as explosions, fires, earthquakes, floods, landslides or other similar events. Liabilities incurred and interruptions to the operation of the pipeline caused by such events could reduce revenues generated by the Partnership and increase the Partnership's expenses and impair the Partnership's ability to meet its obligations under the terms of its senior notes. Insurance proceeds may not be adequate to cover all liabilities incurred, lost revenues or increased expenses.

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

ITEM 2.  PROPERTIES

     The Partnership's principal executive office is located in Shelton, Connecticut in approximately 33,422 square feet of leased office space under a lease agreement, 4,322 square feet of which expires on June 30, 2003, and the remaining 29,100 square feet of which expires on April 30, 2011. The Partnership also leases approximately 14,000 square feet of warehouse and office space in Oxford, Connecticut under a lease agreement that expires on March 31, 2004. The Partnership believes that its facilities are adequate for the Partnership's current operations and that additional leased space can be obtained if needed.

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

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's financial statements, including the notes thereto, appearing elsewhere in this annual report. The income statement, balance sheet and cash flow data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the Partnership's financial statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.


                                            Year ended December 31,
                                 -----------------------------------------------
                                    2001     2000     1999       1998      1997
                                 -----------------------------------------------
                                     (In thousands of dollars, except ratios)
Income Statement Data:
Net operating revenues...........$128,270 $127,234 $123,919(1) $140,371 $153,652
Operating expenses:
  Operations.....................  22,108   21,119   21,534      21,703   23,988
  Depreciation and amortization..  23,847   23,609   21,976      29,795   32,094
  Taxes other than income taxes..  10,953   11,156   11,449      10,390   10,266
                                  ------- -------- ---------   -------- --------
    Total operating expenses.....  56,908   55,884   54,959      61,888   66,348
Operating income.................  71,362   71,350   68,960      78,483   87,304
  Other income and (expenses)....   1,829    1,824    1,419       6,758(2) 4,180
                                  -------  -------  -------    --------  -------
Income before interest charges
  and taxes......................  73,191   73,174   70,379      85,241   91,484
  Net interest expense...........  28,067   31,139   30,621      32,476   34,990
                                  -------  -------  -------    --------  -------



Income before taxes.............   45,124   42,035   39,758     52,765    56,494
  Provisions for taxes(3).......   18,275   17,083   15,580     20,788    22,408
                                 --------   ------   ------  ---------  --------
Net income...................... $ 26,849 $ 24,952 $ 24,178   $ 31,977  $ 34,086
                                 ========  =======  =======   ========  ========
Cash Flow Data:

Net cash from operating
  activities.................... $ 77,265 $ 57,181 $ 57,961   $ 83,899  $ 87,116
Capital expenditures............   36,340    8,268    7,718     14,172    14,719

Balance Sheet Data
 (at End of Period):
Net property, plant and
 equipment...................... $533,219 $520,172 $534,806   $548,832  $563,766
Total assets....................  591,745  584,368  594,851    606,870   624,505
Long-term debt, including
 current maturities.............  366,666  388,889  336,664    365,388   394,111
Partners' capital............... $190,764 $169,423 $227,388   $212,630  $199,865
---------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Partnership was formed for the purpose of constructing, owning and operating a 375-mile interstate natural gas transmission pipeline from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and exchanges throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the FERC. The Partnership commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies. The Partnership's pipeline system connects with four interstate pipelines and the pipeline system of TransCanada PipeLines Limited at the Canada-United States border near Waddington, New York.

     The Partnership currently has in place several transportation contracts with Enron Corporation. One is a demand release from a firm shipper whereby Enron assumed all of that shipper's capacity under its firm contract. The agreement between the releasing shipper and Enron provides that the releasing shipper shall remain liable to the Partnership for the full amount of the demand charge for any month in which Enron fails to pay the replacement demand charge. In addition, the general terms and conditions of the Partnership's tariff provide that unless the Partnership otherwise agrees in writing (which it has not, in this case), a releasing shipper shall remain liable for the demand charge, any other fixed charges associated with the released capacity and any late charges resulting from a replacement shipper's failure to pay the replacement demand charge.

     The Partnership also has several smaller contracts in place with Enron. A provision for doubtful accounts receivable of approximately $60,000, representing the full amount outstanding under these contracts for November 2001 and December 2001, was recorded on the Partnership's books in December 2001.

Results of Operations

     The components of operating revenues and volumes transported for the past three years are provided in the following table:


                                                           Year ended
                                                          December 31,
 Revenues and Volumes Delivered                 ----------------------------
                                                 2001       2000       1999
                                                -----       ----       -----
 Revenues (dollars in millions)
    Long-term firm reserved service             $119.1     $116.3     $116.6
    Short-term firm (1)                            5.5        4.7        2.2
    Interruptible/other (1)                        3.7        6.2        5.1
                                                ------     ------     ------
             Total revenues                     $128.3     $127.2     $123.9

 Volumes Transported (millions of dekatherms)
    Long-term firm reserved service              281.8      292.1     290.6
    Short-term firm (1)                           15.7       25.3      21.6
    Interruptible/other (1)                       20.6       30.7      32.7
                                                ------     ------     -----
             Total volumes transported           318.1      348.1     344.9

-------------------

(1) Short-term represents firm service contracts of less than one year; other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

Revenues and Expenses

     Revenues. The Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Partnership's revenues are primarily derived from long-term firm reserved transportation contracts and, as such, are not directly affected by fluctuations in volumes. The Partnership also has interruptible transportation service revenues, which, although small relative to overall revenues, are at the margin and thus can have a significant impact on its net income. Such revenues include short-term firm reserved transportation service contracts of less than one-year terms as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, the Partnership does not. However, the Partnership cannot assure that this will be the case in the future.

     During the latter part of 1999, the Partnership held negotiations with its shippers, which led to the settlement of certain remaining issues from previous rate cases between the Partnership and its shippers. The settlement received FERC approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by the Partnership or any shipper that was a settling party, and resolves all rate matters outstanding from the Partnership's previous two rate cases. Consequently, the Partnership's maximum demand rate decreased by $0.00973/Dth effective January 1, 2001; by $0.02433 effective January 1, 2002; and will decrease by $0.01460/Dth effective January 3, 2003, for a total cumulative reduction of $0.04866/Dth. The settlement had no impact on 2000 income, had a negative revenue impact of $2.4 million in 2001, and is expected to have a negative revenue impact of $6.0 million in 2002 and $3.6 million in 2003, based upon long-term firm reserved transportation contracts in effect as of December 31, 2001.

     Despite the 2001 rate decrease of $0.0096/Dth, long-term firm revenues for 2001 increased $2.8 million, from $116.3 million to $119.1 million, largely as a result of the addition of a power plant to the Partnership's system in November 2000, as well as additional winter firm contracts in place since December 2000. Short-term firm revenues increased $0.8 million, from $4.7 million in 2000 to $5.5 million in 2001, despite a decrease in volumes transported, primarily due to higher peak period pricing in 2001. Interruptible/other revenues decreased $2.5 million, from $6.2 million in 2000 to $3.7 million in 2001, due to warmer temperatures and competitive alternative fuel pricing, as evidenced by the decrease in volumes in 2001 as compared to 2000.

     Total revenues for 2000 were $127.2 million, an increase of $3.3 million over 1999 revenues. This increase resulted primarily from interruptible and short-term firm transportation services, which experienced increased volumes and favorable market prices.

     Operating and Maintenance Expense. Operation and maintenance expenses include operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and the field support for the mainline, metering and compression facilities. Operation and maintenance expenses increased 4.7%, from $21.1 million in 2000 to $22.1 million in 2001, primarily due to increased payroll and benefits expense, partially offset by a reduction in outside services employed. In January 2001, the Partnership assumed responsibility for the operating and maintenance activities related to its pipeline system, which it had previously contracted to a third-party. This change contributed to the increase in payroll and benefits expense and the decrease in the cost of outside services employed.

     Operation and maintenance expense for 2000 decreased almost 2% from 1999 to $21.1 million in 2000 as a result of efficiency gains and cost control measures throughout the Partnership's operations.

     Other Income and Expenses. Other income includes certain investment income and the net of income and expense adjustments not recognized elsewhere. Interest income decreased approximately $0.8 million in 2001 compared to 2000 primarily due to a decrease in the interest rate realized from investments as well as lower average cash balances during 2001. Interest income increased $0.6 million in 2000 compared to 1999. The increase was primarily due to higher average cash balances and higher interest rates realized on cash investments in 2000.

     Interest Expense. Interest expense decreased $2.5 million in 2001 compared to 2000, primarily due to a result of a lower average long-term debt balance due to scheduled debt repayments and lower interest rates on floating rate debt in the second half of 2001. This decrease was partially offset by an increase of $1.0 million of interest expense in the first five months of 2001, reflecting an increase in average debt balance due to the long-term debt refinancing, which closed May 30, 2000.

     Interest expense for 2000 also reflected the impact of the long-term refinancing which closed May 30, 2000. While the effective interest rate on long-term debt decreased, overall interest expense increased since the average long-term debt balance increased from $353.4 million to $376.6 million. Interest expense for the first five months of 2000 decreased $1.1 million due to scheduled debt repayments. Interest expense for the last seven months of 2000 increased $1.8 million as a result of the long-term debt refinancing activities.

     Income Taxes. Provision for taxes increased $1.2 million in 2001 compared to 2000, and increased $1.5 million in 2000 compared to 1999. The 2001 increase was primarily due to an increase in taxable income. The 2000 increase was due to higher taxable income and a change implemented by New York State from a gross receipts tax based on revenue to an income-based franchise tax. Income taxes are the responsibility of the Partners (refer to Note 8 to the Financial Statements).

Liquidity and Capital Resources

     The Partnership's primary source of financing has been cash flow from operations, its May 2000 offering of $200 million of senior notes and bank borrowings. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects.

     Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities increased to $77.3 million in 2001 compared to $57.2 million in 2000, due to a change in the timing of interest payments and amounts capitalized during the refinancing of the Partnership's debt which closed May 30, 2000, as well as increased accounts payable due to the Eastchester Project and increased net income. Net cash provided by operating activities remained relatively constant in 2000 compared to 1999. Net cash flow used for financing activities decreased from 2000 to 2001 due primarily to the transactions surrounding the refinancing of debt in May 2000.

     Capital expenditures for 2001 were $36.3 million, compared to $8.3 million in 2000, reflecting primarily the increased activity related to the Eastchester Project during the year. In addition, there were additional expenditures related to general plant purchases and other miscellaneous projects. Capital expenditures in 2000 consisted of preliminary engineering expenditures relating to the Eastchester Project, as well as general plant purchases and other minor projects. In 1999, capital expenditures of $7.7 million were restricted to some post-completion costs for the Athens compressor station, preliminary engineering work for the Eastchester Project and various general plant purchases.

     Total capital expenditures for 2002 are estimated to be approximately $148.7 million, including approximately $134.4 million for the Eastchester Project. The remaining capital expenditures planned for 2002 are primarily for the purchase of land for a compressor site, a meter station and interconnect, several compressor stations to accommodate future growth and various general plant purchases. The Partnership currently anticipates funding its 2002 capital expenditures by using internal sources and through the issuance of additional indebtedness and/or capital contributions by its partners in accordance with the partnership agreement.

     The Partnership has a $10 million revolving line of credit to support working capital requirements that was established in May 2000. Funds may be borrowed on a short-term basis at variable rates. As of December 31, 2001 and December 31, 2000 there were no borrowings outstanding on this $10 million facility.

     At December 31, 2001, the Partnership had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position, or results of operations.

     Total cash distributions to partners of $22.0 million, $100.0 million and $25.0 million were made during 2001, 2000 and 1999, respectively. The larger distribution in 2000 is a result of the May 2000 long-term debt refinancing.

Contractual Obligations

     The Partnership is committed to making payments in the future on two types of contracts: long-term debt and leases. The Partnership has no off-balance sheet debt or other such unrecorded obligations and has not guaranteed the debt of any other party. Below is a schedule of the future payments the Partnership was obligated to make based on agreements in place as of December 31, 2001.

                      Total    2002   2003 to 2004    2005 to 2006   Thereafter
                      -----    ----   ------------    ------------   ----------
                                      (in thousands of dollars)
Long-Term Debt      $366,700 $22,200    $44,400         $44,400       255,700
Operating Leases      13,800   1,100      2,200           2,000         8,600
                    -------- -------    -------         -------       -------

Total Contractual   $380,500 $33,300    $46,600         $46,600      $264,300
                    -------- -------    -------         -------      --------
Obligations

Critical Accounting Policies

     The Partnership's management has evaluated the accounting policies applied in the preparation of the accompanying financial statements and believes that the policies currently applied are reasonable and appropriate.

     FAS 71. The Partnership's management believes that the most critical accounting policy applied in the preparation of the financial statements relates to the application of FAS 71 "Accounting for the Effects of Certain Types of Regulation," which establishes the recognition of deferred assets and/or liabilities if it is determined that it is probable that certain costs will be recovered from or refunded to customers through the rate-making process.

     The impact of FAS 71 in the Partnership's financial statements can be found in non-current assets, in both "Other assets and deferred charges" as a part of the "Construction Work in Progress." These balances include costs that are currently being recovered or expected to be recovered through the rate-making process and with the approval of the FERC.

     Historically, the Partnership has not had significant write-offs related to the deferral of incurred costs and the Partnership's management has taken a conservative and reasonable approach in order to determine the costs to be deferred and the likelihood of the realization of these deferred balances. The Partnership believes that the amounts recorded as deferred assets in the financial statements related to FAS 71 present its best estimate and judgment in terms of recovery of the incurred costs.

     Revenue subject to refund. The Partnership is subject to regulation by the FERC. FERC regulations govern the process by which the rates that the Partnership charges its shippers for the transportation of natural gas are determined. Key determinants in the rate-making process are (i) volume throughput assumption, (ii) costs of providing service, including depreciation expense and (iii) allowed rate of return, including the equity component of a pipeline's capital structure and related income taxes.

     As a result of the rate-making process, certain revenues collected by the Partnership may be subject to possible refunds upon final orders in pending rate proceedings with the FERC. The Partnership records estimates of refund rate liabilities considering its and other third-party regulatory proceedings, advice of counsel and estimated total exposure, as discounted and risk-weighted, as well as collection and other risks. The Partnership does not have any rate proceedings pending before the FERC. Therefore, at December 31, 2001, the Partnership had no potential rate refunds accrued.

     Contingent liabilities. The Partnership establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required. Reference is made to Note 7 to the financial statements for information about regulatory, judicial and business developments that cause operating and financial uncertainties.

New Accounting Standards

     Effective January 1, 2001 the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133 as issued by the Financial Accounting Standards Board, or FASB, "Accounting or Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, the Partnership records the fair value of derivatives held as assets or liabilities. The changes in net value of the effective portion of derivatives qualifying as cash flow hedges are recorded in other comprehensive income, a component of partners' equity.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for business combinations completed after June 30, 2001 and SFAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the Partnership's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Implementation of this standard is not expected to have a material impact on the Partnership's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Implementation of this standard is not expected to have a material impact on the Partnership's financial position or results of operations.

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

     The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. As of December 31, 2001, the Partnership had $172.2 million of variable-rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would impact pre-tax earnings by approximately $1.3 million. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. (See Note 3 to the financial statements.)

     The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages F-1 through F-21 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Executive Officers

     The following table sets forth the names, ages and positions of the executive officers of IPOC.

       Name                 Age                  Position
       ----                 ---                  --------
Craig R. Frew               51   President
Paul Bailey                 55   Vice President and Chief Financial Officer
Jeffrey A. Bruner           43   Vice President, General Counsel and Secretary
Herbert A. Rakebrand III    45   Vice President, Marketing and Transportation
David J. Warman             44   Vice President, Engineering and Operations

     Craig R. Frew is President of IPOC. Mr. Frew has 30 years of experience in the natural gas industry. Mr. Frew joined TransCanada PipeLines Limited in 1976 and transferred to IPOC in 1994 while TransCanada PipeLines Limited was the operator of the Partnership's pipeline system. With TransCanada PipeLines Limited, Mr. Frew held a number of senior management positions including the position of President of its wholly owned subsidiary, Western Gas Marketing Limited, from 1989 to 1993. Mr. Frew currently serves on the board of directors of the Interstate Natural Gas Association and is Chairman and member of the board of directors of the New England Gas Association.

     Paul Bailey is Vice President and Chief Financial Officer of IPOC. Mr. Bailey has 20 years of experience in the natural gas industry and an additional 14 years in the electric industry. Mr. Bailey joined TransCanada PipeLines Limited in 1982 and transferred to IPOC in 1992 while TransCanada PipeLines Limited was the operator of the Partnership's pipeline system. With TransCanada PipeLines Limited, Mr. Bailey held a variety of senior management positions in the accounting and finance areas of the company. From 1968 to 1982 Mr. Bailey was employed by Ontario Hydro and held a number of positions in the accounting and financial planning departments.

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

     Herbert A. Rakebrand III is Vice President of Marketing and Transportation of IPOC. Mr. Rakebrand has 22 years of experience in the natural gas industry. Mr. Rakebrand assisted in establishing IPOC's transportation department, having joined IPOC in 1991, prior to the pipeline being placed in service. From 1980 to 1991, Mr. Rakebrand was employed by the Long Island Lighting Company where he held various positions in the gas engineering and gas supply departments.

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

                              Affiliate at
Name                  Age     Which Employed            Partner Represented
----                  ---     --------------            -------------------

Paul D. Koonce        42      Dominion Resources, Inc.  Dominion Iroquois, Inc.

Larry S. McGaughy     54      Connecticut Energy        TEN Transmission
                              Corporation               Company


Charles A. Daverio    52      KeySpan Energy            NorthEast Transmission
                              Corporation               Company, LILCO Energy
                                                        Systems, Inc.

Joseph P. Shields     44      New Jersey Natural        NJNR Pipeline Company
                              Gas Company

Peter Lund            43      PG&E National Energy      JMC-Iroquois, Inc.
                              Group                     Iroquois Pipeline
                                                        Investment, LLC

Paul MacGregor        45      TransCanada Pipelines     TransCanada Iroquois
                              Ltd.                      Ltd./TCPL Northeast Ltd.


     Paul D. Koonce joined Dominion Energy, Inc. as Senior Vice President in January 1999. He is responsible for Dominion Energy's commercial activities. From 1982 through 1992, he worked for East Tennessee Natural Gas, Entrade Corporation, Texas Gas Transmission and Transcontinental Gas Pipeline Corporation. In 1992, he joined Sonat Marketing Company as Vice President where he was promoted to Senior Vice President of Sonat Energy Services and named Executive Vice President of Sonat Power Systems. Mr. Koonce has served on the management committee of the Partnership since the beginning of 2000.

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

     Paul F. MacGregor has served as Vice President-East Business Development for TransCanada Pipelines Ltd. since January 2001. Mr. MacGregor is responsible for the business development activities of TransCanada's non-regulated pipeline services and investments. In addition, he oversees TransCanada's ownership interests in several of its Canadian and U.S. pipeline investments. Mr. MacGregor joined TransCanada in 1981 and since then he has held various positions including in Facilities Planning and Vice President, North American Pipeline Investments for TransCanada's energy transmission business unit. Mr. MacGregor has been a member of the management committee of the Partnership since 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following summary compensation table sets forth information regarding compensation for fiscal years 2001, 2000 and 1999 paid to the President and each of the four other most highly compensated executive officers of IPOC. All compensation to the executive officers is paid by IPOC and reimbursed by the Partnership.

                                                                                 Other Annual         All Other
  Name and                                        Salary           Bonus         Compensation        Compensation
  Principal Position                 Year        ($) (1)            ($)             ($)(3)             ($) (4)
  ------------------               --------      -------            ---             ------             -------

  Craig R. Frew                      2001     $297,231.80      $160,000.00                ---         $137,347.00
       President                     2000      262,058.23       125,000.00          65,598.34           10,500.00
                                     1999      256,913.55       111,150.00                ---           10,000.00

  Paul Bailey                        2001     $186,200.04       $84,000.00                ---          $64,181.70
       Vice President and Chief      2000      184,293.98        55,000.00          72,429.11            9,448.94
       Financial Officer             1999      177,177.00        46,000.00                ---            8,695.75

  Jeffrey A. Bruner                  2001     $150,000.24       $60,000.00                ---          $37,180.77
       Vice President, General       2000      148,580.38        44,000.00                ---            7,428.98
       Counsel and Secretary         1999      142,506.00        38,500.00                ---            7,215.26

  Herbert A. Rakebrand III           2001     $177,107.86       $65,000.00                ---          $48,668.00
       Vice President, Marketing     2000      164,588.58     73,000.00(2)                ---            8,089.90
       and Transportation            1999      147,502.00        43,500.00                ---            7,340.06

  David J. Warman                    2001     $131,257.96       $54,000.00                ---          $36,162.50
       Vice President,               2000      126,011.79        37,000.00                ---            6,190.08
       Engineering                   1999      115,011.00        29,000.00                ---            5,840.55
       and Operations

-----------------------------

(1) Amounts reported for the 1999, 2000 and 2001 fiscal years, respectively include salary paid in lieu of vacation for the following: Mr. Frew -- $9,692.55, $4,754.25 and $3,492.70; Mr. Rakebrand -- $2,500, $2,788.50 and
     $4,307.70; and Mr. Warman -- $0, $2,211.75, $1,657.84, respectively.

(2) Mr. Rakebrand's 2000 Bonus Amount was erroneously reported as $69,000 in the Form 10-K filed for fiscal year 2000.

(3) Other Annual Compensation for fiscal year 2000 includes loan forgiveness and certain personal benefits, including the following for the 2000 fiscal year: Mr. Frew -- $56,193.64 for loan forgiveness; and Mr. Bailey -- $60,560.18 for loan forgiveness. Other Annual Compensation below the disclosure thresholds has been omitted.

(4) A portion of the amounts presented in this column represent amounts that became vested and payable to the named-executive officers under the IPOC long-term incentive plan on December 31, 2001. The general terms of the long-term incentive plan are discussed below in a separate section. For fiscal year 2001, the named executive officers became entitled to receive the following amounts under the long-term incentive plan: Mr. Frew became entitled receive $126,847.00; Mr. Bailey became entitled to receive


     $54,967.00; Mr. Bruner became entitled to receive $29,598.00; Mr. Rakebrand became entitled to receive $40,168.00; and Mr. Warman became entitled to receive $29,598.00. The other portion of the amounts presented in this column represent the matching contributions made by IPOC under the Iroquois Pipeline Operating Company Savings Plan (the "401(k) Plan") and the IPOC Supplemental 401(k) Savings Plan (the "Supplemental Plan"). Under the 401(k) Plan, which is generally available to all employees, IPOC currently matches a participant's tax-deferred contributions by an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation. Under the Supplemental Plan, IPOC currently matches the tax-deferred contributions by a select group of management or highly compensated employees in an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation, less any matching contributions allocated to the participant's account under the 401(k) Plan. The following contributions were made during the 1999, 2000 and 2001 fiscal years, respectively under the 401(k) Plan: Mr. Frew received $8,000, $8,500 and $8,500; Mr. Bailey received $8,000, $8,500 and
     $8,500.00; Mr. Bruner received $7,215.26, $7,428.98 and $7,582.77; Mr.
     Rakebrand received $7,340.06, $8,089.90 and $8,500; and Mr. Warman received $5,840.55, $6,190.08 and $6,564.50, respectively. In addition, the following amounts were received during the 1999, 2000 and 2001 fiscal years, respectively under the Supplemental Plan: Mr. Frew received $2,000 for each year; and Mr. Bailey received $697.75, $948.94, and $714.70, for each year respectively.

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

     No new awards of Performance Units were granted to the named executive officers during fiscal year 2001.

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

     The following table illustrates, for representative annual covered compensation and years of benefit service classifications, the annual retirement benefit that would be payable to employees under both the non-contributory cash balance retirement plan and the excess pension plan if they retired in 2002 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset. In calculating the benefits shown in the following table, salaries were assumed to remain level and hypothetical account balances were assumed to grow at 5.5% per year.


                               PENSION PLAN TABLE

                                      Years of Service
-------------------------------------------------------------------------------
   Remuneration      15         20          25           30           35
-------------------------------------------------------------------------------
     150,000       43,234      63,764      91,961      123,412      166,844
     200,000       58,975      87,088     125,650      168,848      228,409
     250,000       74,717     110,412     159,341      214,286      289,975
     300,000       90,458     133,736     193,031      259,722      351,541
     350,000      106,200     157,061     226,721      305,159      413,106
     400,000      121,941     180,385     260,411      350,596      474,673
     450,000      137,683     203,709     294,102      396,033      536,237
     500,000      153,424     227,034     327,791      441,469      597,804

     The number of years of credited service, as of December 31, 2001, for Messrs. Frew, Bailey, Bruner, Rakebrand and Warman are 25.50, 19.33, 9.58, 10.33 and 19.42, respectively. These numbers include the credited service with TransCanada Pipelines Limited pursuant to the excess pension plan.

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

Compensation of the Management Committee

     The Partnership does not pay any of the representatives on the Partnership's management committee any compensation for their service on the management committee.

Compensation Committee Interlocks and Insider Participation

     The executive committee, a sub-committee composed of members of the management committee, functions as the Partnership's compensation committee by determining the policies applicable to the manner in which the Partnership's executives are compensated. The members of the executive committee are Paul MacGregor, Paul Koonce and Charles Daverio, each of whom served on the committee during the fiscal year 2001. None of the members of the executive committee has ever been an officer of the Partnership, or any subsidiary thereof, had any direct or indirect personal or professional economic dealings with the Partnership, or any subsidiary thereof, or engaged in any other activity that is required to be disclosed as an interlock or insider participation matter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partners

     The Partnership is a limited partnership wholly owned by its partners. The following information summarizes the ownership interest of the partners:

                                                                    General        Limited
                                                                    Partner        Partner      Total Partnership
  Ultimate Parent                Name of Partner                    Interest       Interest         Interest
  ---------------                ---------------                    --------       --------     -----------------
  TransCanada PipeLines          TransCanada Iroquois Ltd.           29.0%            --              29.0%
        Limited                  TCPL Northeast Ltd.                 11.96%           --             11.96%

  KeySpan Energy Corporation     NorthEast Transmission Company      18.07%         1.33%             19.4%

                                 LILCO Energy Systems, Inc.           1.0%            --              1.0%

  Dominion Resources, Inc.       Dominion Iroquois, Inc.             24.72%           --             24.72%

  PG&E Generating Company        JMC-Iroquois, Inc.                  4.57%           .36%             4.93%
                                 Iroquois Pipeline Investment,       0.84%            --              0.84%
                                 LLC

  CTG Resources, Inc.            TEN Transmission Company            4.46%           .41%             4.87%

  New Jersey Resources           NJNR Pipeline Company               3.28%            --              3.28%
      Corporation


     On January 18, 2000, El Paso Energy Corp. and The Coastal Corporation ("Coastal") announced plans to merge. At the time, Coastal, through its affiliates, owned a 17.0% interest in the Partnership. As a condition of the merger, the Federal Trade Commission, or FTC, ordered Coastal to divest all of its interest in the Partnership. Four of the remaining partners of the Partnership agreed to purchase Coastal's interest. On April 27, 2001, the FTC approved the divestiture of Coastal's interests to affiliates of Dominion Resources, Inc., TransCanada PipeLines Limited, PG&E Corporation and New Jersey Resources Corporation. The divestiture transaction closed on May 4, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Affiliates of each partner of the Partnership transport natural gas on the Partnership's pipeline system, at rates, terms and conditions contained in its FERC approved tariff. At December 31, 2001, approximately 49% of natural gas under long-term firm contract was transported by affiliates of partners. The Partnership also leases a right-of-way easement which requires annual payments escalating 5% a year over the 39-year term of the lease on Long Island, New York, from the Long Island Lighting Company, the predecessor to KeySpan Energy Corporation, the parent of LILCO Energy Systems, Inc., a general partner of the Partnership.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Exhibits

Index to Exhibits

Exhibit
 Number                                             Description
--------                                            -----------

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

21.1*     List of Subsidiaries of the Partnership.

-------------------------
* Previously filed as an exhibit to the Partnership's Registration Statement on Form S-4 (No. 333- 42578)

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IROQUOIS GAS TRANSMISSION SYSTEM, L.P., as Registrant
                         By:     Iroquois Pipeline Operating Company, its Agent


Date: March 29, 2002         By:     /s/ Paul Bailey
                                  -------------------------------------
                                     Name:  Paul Bailey
                                     Title: Vice President and
                                            Chief Financial Officer


                             By:     /s/ Craig R. Frew
                                  -------------------------------------
                                     Name:  Craig R. Frew
                                     Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

     Signatures                                   Title
     ----------                                   -----

/s/ Paul Bailey               Vice President and Chief  Financial
------------------------      Officer of Iroquois
Paul Bailey                   Pipeline Operating Company

/s/ Craig R. Frew             President of Iroquois Pipeline Operating Company
------------------------
Craig R. Frew

/s/ Nicholas A. Rinaldi       Controller of Iroquois Pipeline Operating Company
------------------------
Nicholas A. Rinaldi

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

/s/ Paul D. Koonce            Representative on the Management Committee
------------------------
Paul D. Koonce

/s/ Larry S. McGaughy         Representative on the Management Committee
------------------------
Larry S. McGaughy

/s/ Joseph P. Shields         Representative on the Management Committee
------------------------
Joseph P. Shields

/s/ Peter G. Lund             Representative on the Management Committee
------------------------
Peter G. Lund

                                    PART V.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants..........................................F-2

Financial Statements

      Consolidated Statements of Income for the years ended December 31,
          2001, 2000 and 1999..............................................F-3

      Consolidated Balance Sheets as of December 31,
          2001 and 2000....................................................F-4

      Consolidated  Statements of Cash Flows for the years ended
          December 31, 2001,  2000 and 1999................................F-6

      Statements of Changes in Partners'  Equity for the years ended
          December 31, 2001,  2000, 1999 and 1998 .........................F-8

Notes to Financial Statements..............................................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners and Board of Directors of Iroquois Gas Transmission System, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in partners' equity present fairly, in all material respects, the financial position of Iroquois Gas Transmission System L.P. and its subsidiary ("the Company") at December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing principles generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

February 6, 2002

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                 (thousands of dollars)

FOR THE YEARS ENDED                         2001         2000          1999
DECEMBER 31,

OPERATING REVENUES                        $128,270    $127,234       $123,919

OPERATING EXPENSES:
   Operation and maintenance                22,108      21,119         21,534
   Depreciation and amortization            23,847      23,609         21,976
   Taxes other than income taxes            10,953      11,156         11,449

     Total Operating Expenses               56,908      55,884         54,959

OPERATING INCOME                            71,362      71,350         68,960

OTHER INCOME/(EXPENSES):
   Interest income                           1,412       2,203          1,644
   Allowance for equity funds used
     during construction                       444         126             --
   Other, net                                  (27)       (505)          (225)

                                             1,829       1,824          1,419
INCOME BEFORE INTEREST
 CHARGES AND TAXES                          73,191      73,174         70,379

INTEREST EXPENSE:
   Interest expense                         28,736      31,283         30,621
   Allowance for borrowed funds used
     during construction                      (669)       (144)            --

     Net Interest Expense                   28,067      31,139         30,621

INCOME BEFORE TAXES                         45,124      42,035         39,758

PROVISION FOR TAXES                         18,275      17,083         15,580

NET INCOME                                 $26,849     $24,952        $24,178


   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                (thousands of dollars)
AT DECEMBER 31,                                       2001             2000

CURRENT ASSETS:
   Cash and temporary cash investments              $21,715          $25,013
   Accounts receivable - trade                        6,480            7,655
   Accounts receivable - affiliates                   5,267            5,667
   Other current assets                               3,505            3,138
     Total Current Assets                            36,967           41,473

NATURAL GAS TRANSMISSION PLANT:
   Natural gas plant in service                     776,961          777,577
   Construction work in progress                     40,659            7,646
                                                    817,620          785,223
   Accumulated depreciation and amortization       (284,401)        (265,051)
     Net Natural Gas Transmission Plant             533,219          520,172

OTHER ASSETS AND DEFERRED CHARGES:
   Regulatory assets - income tax related            13,298           13,634
   Regulatory assets - other                          1,850            2,038
   Other assets and deferred charges                  6,411            7,051

     Total Other Assets and Deferred Charges         21,559           22,723

     TOTAL ASSETS                                  $591,745         $584,368


   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND PARTNERS' EQUITY                         (thousands of dollars)
AT DECEMBER 31,                                              2001         2000

CURRENT LIABILITIES:
   Accounts payable                                       $  7,655     $  3,639
   Accrued interest                                          2,909        2,909
   Current portion of long-term debt (Note 3)               22,222       22,222
   Accrued property taxes                                    4,001        3,541
   Other current liabilities                                 3,377        1,844
     Total Current Liabilities                              40,164       34,155

LONG-TERM DEBT (NOTE 3)                                    344,444      366,667

OTHER NON-CURRENT LIABILITIES:
   Unrealized loss-interest rate hedge, net of tax
     (Note 2)                                                1,783           --
   Other non-current liabilities                             1,292          489
     Total Other Non-Current Liabilities                     3,075          489

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES:
   Generated by Partnership                                 88,623       79,866
   Payable by Partners                                     (75,325)     (66,232)
     Total Amounts Equivalent to Deferred Income
     Taxes                                                  13,298       13,634
COMMITMENTS AND CONTINGENCIES (NOTE 7)                          --           --

     TOTAL LIABILITIES                                     400,981      414,945

PARTNERS' EQUITY                                           190,764      169,423

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $591,745     $584,368


   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        (thousands of dollars)
FOR THE YEARS ENDED DECEMBER 31,                     2001       2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $26,849     $24,952  $24,178
   Adjusted for the following:
     Depreciation and amortization                  23,847      23,609   21,976
     Allowance for equity funds used
         during construction                          (444)       (126)      --
     Deferred regulatory assets-income
         tax related                                   336        (867)   1,071
     Amounts equivalent to deferred
         income taxes                                 (336)        867   (1,071)
     Income and other taxes payable by Partners     18,275      17,083   15,580
     Other assets and deferred charges                 718      (5,567)  (1,007)
     Other non-current liabilities                     803          --       --

     Changes in working capital:
        Accounts receivable                          1,575        (944)  (1,352)
        Other current assets                          (367)        284     (932)
        Accounts payable                             4,016         346     (604)
        Accrued interest                                --      (1,872)    (430)
        Other liabilities                            1,993        (584)     552

     Net cash provided by operating activities      77,265      57,181   57,961

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            (36,340)     (8,268)  (7,718)
      Net Cash used for investing activities       (36,340)     (8,268)  (7,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partner distributions                           (22,000)   (100,000) (25,000)
   Long-term debt borrowings                            --     400,000        --
   Repayments of long-term debt                    (22,223)   (347,775) (28,724)
   Short-term borrowings (repayments)                   --      (3,500)    3,500
     Net cash used for financing activities        (44,223)    (51,275) (50,224)

NET INCREASE (DECREASE) IN CASH AND
     TEMPORARY CASH INVESTMENTS                     (3,298)     (2,362)       19

CASH AND TEMPORARY CASH INVESTMENTS
     AT BEGINNING OF YEAR                           25,013      27,375    27,356

CASH AND TEMPORARY CASH INVESTMENTS
     AT END OF YEAR                                $21,715     $25,013   $27,375





SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
   Cash paid for interest                          $28,011     $32,628   $31,051

   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                            (thousands of dollars)
PARTNERS' EQUITY

BALANCE AT DECEMBER 31, 1998                     $212,630

   Net income 1999                                 24,178
   Taxes payable by Partners                       15,580
   Equity distributions to Partners               (25,000)

BALANCE AT DECEMBER 31, 1999                     $227,388

   Net income 2000                                 24,952
   Taxes payable by Partners                       17,083
   Equity distributions to Partners              (100,000)

BALANCE AT DECEMBER 31, 2000                     $169,423

   Net income 2001                                 26,849
   Taxes payable by Partners                       18,275
   Equity distributions to Partners               (22,000)
   Other comprehensive loss, net of tax            (1,784)

PARTNERS' EQUITY
   BALANCE AT DECEMBER 31, 2001                  $190,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1

DESCRIPTION OF PARTNERSHIP:

Iroquois Gas Transmission System, L.P., ("Iroquois" or "Company") is a Delaware limited partnership formed for the purpose of constructing, owning and operating a natural gas transmission pipeline from the Canada-United States border near Waddington, NY, to South Commack, Long Island, NY. In accordance with the limited partnership agreement, the Partnership shall continue in existence until October 31, 2089, and from year to year thereafter, until the Partners elect to dissolve the Partnership and terminate the limited partnership agreement.

As of December 31, 2001, the Partners consist of TransCanada Iroquois Ltd. (29.0%), North East Transmission Company (19.4%), Dominion Iroquois, Inc. (24.72%), TCPL Northeast Ltd. (11.96%), JMC-Iroquois, Inc. (4.93%), TEN Transmission Company (4.87%), NJNR Pipeline Company (3.28%), LILCO Energy Systems, Inc. (1.0%), and Iroquois Pipeline Investment, LLC (.84%). On May 4, 2001, ARR Iroquois, Inc and ANR New England Pipeline Company sold their interest in the Company to Dominion Iroquois, Inc., TCPL Northeast Ltd, Iroquois Pipeline Investment, LLC and NJNR Pipeline Company, whose interests were increased by 8.72%, 5.96%, .84% and .48% respectively. The Iroquois Pipeline Operating Company, a wholly-owned subsidiary, is the administrative operator of the pipeline.

Income and expenses are allocated to the Partners and credited to their respective equity accounts in accordance with the partnership agreements and their respective percentage interests. Distributions to Partners are made concurrently to all Partners in proportion to their respective partnership interests. Total cash distributions of $22.0 million, $100.0 million and $25.0 million were made during 2001, 2000 and 1999, respectively.



NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles and with accounting for regulated public utilities prescribed by the Federal Energy Regulatory Commission ("FERC"). Generally accepted accounting principles for regulated entities allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, the Company has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or an obligation relieved in the future through the rate-making process.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Iroquois Pipeline Operating Company, a wholly-owned subsidiary. Intercompany transactions have been eliminated in consolidation.

Cash and Temporary Cash Investments

Iroquois considers all highly liquid temporary cash investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and temporary cash investments of $21.7 million at December 31, 2001 and $25.0 million at December 31, 2000 consisted primarily of discounted commercial paper.

Natural Gas Plant In Service

Natural gas plant in service is carried at original cost. The majority of the natural gas plant in service is categorized as natural gas transmission plant which began depreciating over 20 years on a straight line basis from the in-service date through January 31, 1995. Commencing February 1, 1995, transmission plant began depreciating over 25 years on a straight-line basis as a result of a rate case settlement. Effective August 31, 1998 the depreciation rate was changed to 2.77% (36 years average life) in accordance with a FERC rate order issued July 29, 1998. General plant is depreciated on a straight-line basis over five years.

Construction Work In Progress

At December 31, 2001, construction work in progress included preliminary construction costs relating mainly to the Eastchester Project and other on-going capital projects.

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

New Accounting Standards

Effective January 1, 2001 the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133 as issued by the Financial Accounting Standards Board ("FASB"), "Accounting or Derivative Instruments and Hedging Activities", as amended ("SFAS 133"). Under SFAS 133, Iroquois records the fair value of derivatives held as assets or liabilities. The changes in net value of the effective portion of derivatives qualifying as cash flow hedges are recorded in other comprehensive income, a component of Partners' Equity.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective for business combinations completed after June 30, 2001 and SFAS 142 is effective for fiscal year 2002. Implementation of these standards is not expected to have a material impact on the company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

Implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

Other Comprehensive Income

Comprehensive Income consisted of the following:

                                                           At December 31, 2001

Net income                                                           $26,849

Other comprehensive loss

   Unrealized loss on interest rate hedge, net of tax     2,991
   Tax effect                                            (1,207)
                                                         -------

      Unrealized loss on interest rate hedge, net of tax              (1,784)
                                                                      -------

         Comprehensive Income                                        $25,065

Refer to Note 3 to the Financial Statements for details of the interest rate hedge.

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

As of December 31, 1999, Iroquois was party to interest rate swap transactions for aggregate notional principal amounts of $537.6 million relating to the original loan and Expansion Loan No. 1. The fair value of the interest rate swaps is the estimated amount that Iroquois would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and current creditworthiness of the swap counterparties. The fair value of these interest rate swaps were ($8.6) million at December 31, 1999. These interest rate swap agreements were terminated during the first six months of 2000.

On May 30, 2000, Iroquois completed a private offering of $200 million of 8.68% senior notes due 2010, which were exchanged in a registered offering for notes with substantially identical terms on September 25, 2000 ("Senior Notes"). Also on May 30, 2000, Iroquois entered into a credit agreement with certain financial institutions providing for a term loan facility of $200 million ("Term Loan Facility") and a $10 million, 364-day revolving credit facility. The credit agreement permits Iroquois to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period, subject to certain parameters. The Term Loan Facility will amortize over nine years. At December 31, 2001 and December 31, 2000, there were no amounts outstanding under the revolving credit facility. The proceeds from the Senior Notes and Term Loan Facility were used to repay borrowings under the above mentioned three loan agreements, terminate related interest rate swap agreements, make a cash distribution to Iroquois' partners of $40 million, pay certain financing fees and expenses and for general corporate purposes.

During the first six months of 2000, Iroquois paid approximately $0.9 million for the termination of its entire portfolio of interest rate swap agreements, which had an aggregate notional principal amount of $437.6 million. Iroquois has deferred and is amortizing these amounts over the life of the original loan agreements.

On August 9, 2000, the Company entered into an interest rate swap agreement with The Chase Manhattan Bank to hedge a portion of the interest rate risk on the new credit facilities. This interest rate swap agreement was effective on August 30, 2000 and will terminate on the last business day in May 2009. Pursuant to the terms of this interest rate swap agreement, Iroquois has agreed to pay to The Chase Manhattan Bank a fixed rate of 6.82% on an initial notional amount of $25.0 million, which is being amortized during the term of the interest rate swap agreement, in return for a payment from The Chase Manhattan Bank of a floating rate of 3-month LIBOR on the amortizing notional amount. On August 9, 2000, the Company also entered into an option with The Chase Manhattan Bank pursuant to which The Chase Manhattan Bank had the option to enter into an additional interest rate swap agreement. The Chase Manhattan Bank exercised this option which was effective on December 26, 2000 and will terminate on the last business day in May 2009. This additional interest swap agreement has the same fixed and floating rate terms as the initial interest rate swap agreement and is for an initial notional amount of $24.3 million, which is being amortized during the term of the additional interest rate swap agreement. As of December 31, 2001 and December 31, 2000, the aggregate notional principle amount of these two swaps was $41.7 million and $47.2 million, respectively. The interest rate and margin over the term of the swaps average 6.820% and 1.260% respectively. The fair value of these interest rate swaps, net of taxes at December 31, 2001 and December 31, 2000, was ($1.8) million and ($1.7) million, respectively.

At December 31, 2001, the outstanding principal balance was $200 million on the Senior Notes and $166.7 million on the Term Loan Facility. The combined schedule of repayments at December 31, 2001 is as follows (millions of dollars):

                        Year                      Scheduled Repayment
                        ----                      -------------------
                        2002                            $  22.2
                        2003                            $  22.2
                        2004                            $  22.2
                        2005                            $  22.2
                        2006                            $  22.2
                        Thereafter                      $ 255.7
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

The fair value of long-term debt is estimated based on currently quoted market prices for similar types of issues. The carrying amounts and estimated fair values of the Company's long-term debts including current maturities are as follows (thousands of dollars):

                                  Carrying
                     Year          Amount        Fair Value
                     ----          ------        ----------
                     2001         $366,666        $384,550
                     2000         $388,889        $408,441

NOTE 6

GAS TRANSPORTATION CONTRACTS:

As of December 31, 2001, Iroquois had contracts in place to provide firm reserved transportation service to 36 shippers of 1005.9 MDth/d of natural gas which breaks down as follows:

                    Remaining             Quantity in MDth/d
                    Term in Years         ------------------
                    -------------
                    Less than 10                606.3
                    11-15                       305.6
                    16-20                        94.0
                                                 ----
                    Total                      1005.9

The long-term firm service gas transportation contracts expire between May 1, 2002 and August 1, 2018.

NOTE 7

COMMITMENTS AND CONTINGENCIES:

Regulatory Proceedings
FERC Docket No. RP97-126 and RP94-72 et al.
-------------------------------------------
On December 17, 1999 Iroquois filed with the Commission a settlement of various outstanding rate matters. Pursuant to the settlement the parties agreed to a rate moratorium whereby, with limited exceptions, no new rates could be placed in effect on Iroquois' system until January 1, 2004. During the period of the moratorium, Iroquois would reduce its 100% load factor interzone rate by approximately 4.8(cent) per dekatherm (approximately 1(cent) in 2001, an additional 2.4(cent) in 2002 and an additional 1.4(cent) in 2003). In 2001, the settlement resulted in a reduction in revenue of $2.4 million. Based on 2001 long-term firm service contracts the settlement will result in reductions in revenues of $6.0 million in 2002, and $3.6 million in 2003. By letter order issued February 10, 2000, the Commission approved the rate settlement without modification. The settlement became effective on March 10, 2000.

FERC Order No. 637
------------------
On February 9, 2000, the Commission issued Order No. 637 in Docket Nos. RM98-10 and RM98-12. According to the Commission, the order was to reflect "steps to guarantee effective competition, remove constraints on market power, and eliminate regulatory bias". Among other things, the order required pipelines to submit Commission filings to 1) remove the price cap applicable to pipeline capacity released by firm shippers to new shippers, 2) revise pipeline scheduling procedures applicable to such released capacity, 3) permit firm shippers to segment their capacity for their own use or release, 4) revise pipeline penalty provisions, and 5) expand, modify and consolidate certain pipeline reporting requirements. On July 17, 2000 and September 1, 2000, Iroquois submitted filings in (respectively) Docket Nos. RP00-411 and RP00-529 to implement the provisions of Order No. 637. Certain parties, including a number of Iroquois shippers, opposed certain aspects of the filings. The tariff sheets submitted in Docket No. RP00-529 were accepted in a letter order dated September 28, 2000. On November 8, 2001, the Commission issued an order finding that Iroquois' July 17, 2000 filing generally complied with the Commission's requirements outlined in Order No. 637 ("November 8 Order"). The November 8 Order directed Iroquois to make certain additional changes to the tariff sheets filed on July 17, 2000. Iroquois filed updated tariff sheets with the Commission on December 10, 2001. An affiliated group of Iroquois shippers has opposed certain aspects of the December 10 filing. Management believes that the outcome of these proceedings will not have a material adverse effect on Iroquois' financial condition or results of operations.

Eastchester Certificate Application (FERC Docket No. CP00-232)
--------------------------------------------------------------
On April 28, 2000, Iroquois filed an application with the Commission to construct and operate its "Eastchester Extension Project". Under this proposal, Iroquois would construct and operate certain facilities, including additional compression facilities and approximately 33 miles of pipeline and associated facilities from Northport, Long Island to the Bronx, New York. Those proposed facilities would provide 230,000 dekatherms of natural gas per day to the New York City area. Iroquois would provide firm transportation service to the shippers with whom it has executed precedent agreements. On December 26, 2001, the Commission issued a certificate authorizing the Partnership to construct and operate the Eastchester facilities ("December 26 Order"). On January 25, 2002, the Partnership accepted the certificate. A condition in the FERC certificate requires that, prior to commencing construction, the project shippers execute firm service agreements with 10-year terms for the entire 230,000 Dt/day of transportation capacity proposed to be built. This condition was based on precedent agreements with five project shippers. However, as a result of the current uncertainty and slow down in the energy market, exacerbated by the Enron bankruptcy and the resulting examination, both internal and external, of the financial health of a variety of other energy market participants, certain Eastchester shippers, that were obligated under the precedent agreements to execute firm transportation service agreements, have indicated an unwillingness to do so. As a result, the Partnership expects that it will not have executed contracts for 100% of the total project capacity prior to April, 2002, when it anticipates commencing construction. Therefore, on February 28, 2002, the Partnership filed a request with the FERC to modify the condition in the December 26 Order and to permit the Partnership to commence construction even if service contracts for less than the full 230,000 Dt/day of service have been executed. This request is still pending at the FERC and could delay the in-service date for certain of the Eastchester facilities.

Athens Project (FERC Docket No. CP02-20-000)
--------------------------------------------
On November 8, 2001, Iroquois filed an application with the Commission to construct and operate its "Athens Project". Under this proposal, Iroquois would construct a second compressor unit at its existing Athens, New York compressor station. The facilities are designed to provide up to 70,000 dekatherms per day of firm transportation to Athens Generating Company, L. P. ("Athens Generating") with whom Iroquois has executed a precedent agreement for this service. "Athens Generating" is in the process of developing a natural gas fired electric generation facility in the Town of Athens, New York. The proposed in-service date for this project is September 1, 2003.

Brookfield Project (FERC Docket No. CP02-31-000)
-----------------------------------------------
On November 20, 2001, Iroquois filed an application with the Commission to construct and operate its "Brookfield Project". Under this proposal, Iroquois would construct a new compressor station to be located in Brookfield, Connecticut. This facility is designed to provide up to 85,000 dekatherms per day of firm transportation service to southern Long Island and the New York City Area. Iroquois would provide firm transportation service to the shippers with whom it has executed precedent agreements. The proposed in-service date for the Brookfield Project is April 1, 2004.

Eastern Long Island Expansion Project (FERC Docket No.CP02-52-000)
-----------------------------------------------------------------
On December 14, 2001, Iroquois filed an application with the Commission to construct and operate its "Eastern Long Island Expansion Project" ("ELI"). In order to implement the ELI project Iroquois would construct approximately 29 miles of 20-inch pipeline from a point offshore of Milford, Connecticut to a point in Brookhaven, Suffolk County, New York and additional compression and cooling facilities. These facilities are designed to provide approximately 175, 000 dekatherms per day of firm transportation service to the eastern end of Long Island, New York. Iroquois would provide firm transportation service to the shippers with whom it has executed precedent agreements. The proposed in-service date for the Eastern Long Island Expansion Project is November 1, 2004.

Legal Proceedings-Other

Iroquois is party to various other legal actions incident to its business. However, management believes that the outcome of these proceedings will not have a material adverse effect on Iroquois' financial condition or results of operations.

Leases

Iroquois leases its office space under operating lease arrangements. The leases expire at various dates through 2011 and are renewable at Iroquois' option. Iroquois also leases a right-of-way easement on Long Island, NY, from the Long Island Lighting Company ("LILCO"), a general partner, which requires annual payments escalating 5% per year over the 39-year term of the lease. In addition, Iroquois leases various equipment under non-cancelable operating leases. During the years ended December 31, 2000, 1999 and 1998, Iroquois made payments of $1.0 million per year under operating leases which were recorded as rental expense. Future minimum rental payments under operating lease arrangements are as follows (millions of dollars):

                    Year                       Amount
                    ----                       ------
                    2002                       $ 1.0
                    2003                       $ 1.1
                    2004                       $ 1.1
                    2005                       $ 1.0
                    2006                       $ 1.0
                    Thereafter                 $ 8.6

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

Total income tax expense includes the following components (thousands of dollars):


                U.S.                       State-
   2001         Federal       State        Other         Total
   -------------------------------------------------------------

   Current      $ 6,431      $2,751        $--          $ 9,182
   Deferred       8,054       1,039         --            9,093
   Total        $14,485      $3,790        $--          $18,275

                U.S.                       State-
   2000         Federal       State        Other        Total
   -------------------------------------------------------------
   Current      $ 5,501      $2,620        $--          $ 8,121
   Deferred       8,342         620         --            8,962
   Total        $13,843      $3,240        $--          $17,083

                U.S.                       State-
   1999         Federal       State        Other        Total
   -------------------------------------------------------------
   Current      $ 5,082      $   540       $1,124       $ 6,746
   Deferred       8,285          549        --            8,834
   Total        $13,367       $1,089       $1,124       $15,580

For the years ended December 31, 2001, 2000 and 1999, the effective tax rate differs from the Federal statutory rate due principally to the impact of state taxes.

Deferred income taxes included in the income statement relate to the following (thousands of dollars):

                                           2001         2000         1999
    -----------------------------------------------------------------------
     Depreciation                       $ 8,157      $ 8,410      $ 8,930
     Deferred regulatory asset              (76)         (76)         (70)
     Property taxes                          (3)          (1)          23
     Legal costs                             --           --          (16)
     Accrued expenses                      (240)          --           16
     Alternative minimum tax credit
                                          1,141          277          (37)
     Other                                  114          352          (12)
     Total deferred taxes               $ 9,093      $ 8,962      $ 8,834

The components of the net deferred tax liability are as follows (thousands of dollars):

          At December 31                               2001          2000
          -----------------------------------------------------------------
         DEFERRED TAX ASSETS:
         Alternative minimum tax credit              $ 1,355      $  2,496
         Accrued expenses                              1,051           812
         Total deferred tax assets                     2,406         3,308

         DEFERRED TAX LIABILITIES
         Depreciation and related items              (75,589)      (67,456)
         Deferred regulatory asset                      (731)         (808)
         Property taxes                                 (874)         (879)
         Other                                        (1,173)       (1,058)
         Total deferred tax liabilities              (78,367)      (70,201)
         Net deferred tax liabilities                (75,961)      (66,893)
         Less deferral of tax rate change                636           661
         Deferred taxes-operations                   (75,325)      (66,232)
         Deferred tax related to equity AFUDC        (12,662)      (12,973)
         Deferred tax related to change in
         tax rate                                       (636)         (661)
         Total deferred taxes                      $ (88,623)    $ (79,866)


NOTE 9

RELATED PARTY TRANSACTIONS:

Operating revenues and amounts due from related parties were primarily for gas transportation services. Amounts due from related parties are shown net of payables, if any.

The following table summarizes Iroquois' related party transactions (millions of dollars):

                                     Payments                      Revenue
                                     to             Due from       from
                                     Related        Related        Related
         2001                        Parties        Parties        Parties
     ---------------------------------------------------------------------
     TransCanada Iroquois Ltd.          $--          $--           $  5.9
     NorthEast Transmission Company      --          1.2             12.2
     JMC - Iroquois, Inc.                --          1.5             17.8
     TEN Transmission Company            --          1.1             11.5
     NJNR Pipeline Company               --          0.6              6.8
     LILCO Energy Systems, Inc.         0.1          0.9              1.1
              Total                    $0.1         $5.3           $ 55.3

                                     Payments                      Revenue
                                     to             Due from       from
                                     Related        Related        Related
         2001                        Parties        Parties        Parties
     ---------------------------------------------------------------------
     TransCanada Iroquois Ltd.        $0.2          $0.7           $  7.6
     NorthEast Transmission Company     --           1.1              9.1
     ANR Iroquois, Inc.                 --            --              2.8
     JMC - Iroquois, Inc.               --           1.7             18.1
     TEN Transmission Company           --           0.6              7.4
     NJNR Pipeline Company              --           0.6              7.0
     LILCO Energy Systems, Inc.         --           1.0             11.3
              Total                   $0.2          $5.7           $ 63.3

NOTE 10

RETIREMENT BENEFIT PLANS:

During 1997, the Company established a noncontributory retirement plan ("Plan") covering substantially all employees. Pension benefits are based on years of credited service and employees' career earnings, as defined in the Plan. The Company's funding policy is to contribute, annually, an amount at least equal to that which will satisfy the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts, if any, as the Company may determine to be appropriate from time to time.

During 1997 and 1998 the Company also adopted excess benefit plans ("EBPs") that provide retirement benefits to executive officers and other key management staff. The EBPs recognize total compensation and service that would otherwise be disregarded due to Internal Revenue Code limitations on compensation in determining benefits under the regular retirement plan. The EBPs are not considered to be funded for ERISA purposes and benefits are paid when due from general corporate assets, however, a Rabbi Trust has been established to partially cover this obligation. The Rabbi Trust is an irrevocable trust which can be used to satisfy creditors.

The consolidated net cost for pension benefit plans included in the consolidated statements of income for the years ending December 31, include the following components (thousands of dollars):

                                                    2001       2000      1999
          ----------------------------------------------------------------------
          Service cost.                             $597       $504      $388
          Interest cost                              137         98        68
          Expected return on plan asset.            (144)       (92)      (52)
          Amortization of prior service cost          22         22        22
          Recognition of net actuarial loss            6          2         9
          Net periodic pension cost                 $618       $534      $435

The following tables represent the two Plans' combined funded status reconciled to amounts included in the consolidated balance sheets as of December 31, 2001 and 2000 (thousands of dollars):

    Change in Benefit Obligation                        2001            2000
                                                       ---------------------
    Benefit obligation at beginning of year            $1,945          $1,456
    Service cost                                          597             504
    Interest cost                                         137              98
    Actuarial gain                                        (67)            (84)
    Benefits paid                                         (42)            (29)
    Benefit obligation at end of year                  $2,570          $1,945

    Change in Plan Assets                              2001             2000
                                                      ----------------------
    Fair value of plan assets at beginning of year    $1,455             $862
    Actual return on plan assets                         (39)              30
    Employer contribution                                863              592
    Benefits paid                                        (42)             (29)
    Fair value of plan assets at end of year          $2,237           $1,455

    Reconciliation of Funded Status                    2001             2000
                                                      -----------------------
    Funded status                                     $(333)           $(490)
    Unrecognized net actuarial loss                     208               98
    Unrecognized prior service cost                     147              169
    Additional minimum liability                       (119)             (96)
    Accrued benefit cost                              $ (97)           $(319)

The weighted average assumptions used in developing the projected benefit obligations were:

                                             2001          2000           1999
                                           ------------------------------------
   Discount rate                             7.0%          7.0%           7.0%
   Expected return on plan assets            9.0%          9.0%           9.0%
   Increase in future compensation           4.5%          5.0%           5.0%