Form 10-Q
period 2002-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2002-05-13
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2002 and 2001            3
       Consolidated Balance Sheets - March 31, 2002
          and December 31, 2001                                 4
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2002 and 2001            5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2002            6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                     Three Months Ended
                                          March 31
                                      2002      2001

OPERATING REVENUES, NET              $32,882   $34,004

OPERATING EXPENSES
 Operation and maintenance             5,520     4,350
 Depreciation and amortization         5,890     5,908
 Taxes other than income taxes         2,781     2,754

   Operating expenses                 14,191    13,012

OPERATING INCOME                      18,691    20,992

OTHER INCOME/(EXPENSES)                  440       509

INTEREST EXPENSE, NET                  5,869     7,951

INCOME BEFORE TAXES                   13,262    13,550

PROVISION FOR TAXES                    5,314     5,493

NET INCOME                             7,948     8,057

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                             March 31,   December 31,
ASSETS                                         2002           2001
                                            (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   28,263    $  21,715
 Accounts receivable - trade                      7,003        6,480
 Accounts receivable - affiliates                 4,938        5,267
 Other current assets                             2,377        3,505
   Total Current Assets                          42,581       36,967

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   777,945      776,961
 Construction work in progress                   43,762       40,659
                                                821,707      817,620
 Accumulated depreciation and amortization     (290,199)    (284,401)
   Net Natural Gas Transmission Plant           531,508      533,219

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,387       13,298
 Regulatory assets - other                        1,803        1,850
 Other assets and deferred charges                5,787        6,411

   Total Other Assets and Deferred Charges       20,977       21,559

   TOTAL ASSETS                              $  595,066   $  591,745

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $    2,339   $    7,655
 Accrued interest                                 7,274        2,909
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             1,579        4,001
 Other current liabilities                        2,229        3,377
   Total Current Liabilities                     35,643       40,164

LONG-TERM DEBT                                  338,889      344,444

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  1,416        1,783
 Other                                            1,337        1,292
   Total Other Non-Current Liabilities            2,753        3,075

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       90,913       88,623
  Payable by Partners                           (77,526)     (75,325)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,387       13,298
Commitments and Contingencies
Total Liabilities                               390,672      400,981
Partners' Equity                                204,394      190,764

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  595,066   $  591,745

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        2002      2001
OPERATING ACTIVITIES:
 Net Income                                          $  7,948   $  8,057
 Adjusted for the following:
   Depreciation and amortization                        5,890      5,908
   Allowance for equity funds used during construction   (359)       (53)
   Deferred regulatory asset-income tax related           (89)      (162)
   Amounts equivalent to deferred income taxes             89        162
   Income and other taxes payable by partners           5,314      5,493
   Other assets and deferred charges                      624        379
   Other non-current liabilities                           45         -

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                (194)     1,731
      Other current assets                              1,128        723
      Accounts payable                                 (5,316)    (1,849)
      Accrued interest                                  4,365      4,364
      Other current liabilities                        (3,569)    (3,162)

NET CASH PROVIDED BY OPERATING ACTIVITIES              15,876     21,591
INVESTING ACTIVITIES:
  Capital expenditures                                 (3,772)    (1,393)
     NET CASH USED IN INVESTING ACTIVITIES             (3,772)    (1,393)

FINANCING ACTIVITIES:
  Repayments of long-term debt                         (5,556)    (5,556)
    NET CASH USED FOR FINANCING ACTIVITIES             (5,556)    (5,556)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                    6,548     14,642

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                  21,715     25,013

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                    $ 28,263   $ 39,655

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                             $  1,780   $  3,478

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Three Months Ended March 31, 2002
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2001                   $190,764

Year-to-date net income                           7,948

Taxes payable by Partners                         5,314

Other comprehensive income, net of tax              368

PARTNERS' EQUITY
BALANCE AT MARCH 31, 2002                      $204,394

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., (Iroquois or Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2001 (Iroquois' Form 10-K).

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

2. Comprehensive income consisted of the following:

(in thousands)                                           Three months ended
                                                              March 31
                                                            2002    2001
Net income                                                $ 7,948  $ 8,057
Other comprehensive loss
   Unrealized loss on interest rate hedge, net of tax      (1,416)  (1,532)

Comprehensive income                                      $ 6,532   $ 6,525

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Company owns an interstate natural gas pipeline system extending from the United States-Canada border near Waddington, New York through Connecticut to South Commack, Long Island, New York. Iroquois' pipeline system commenced full operations on January 25, 1992, and is operated by the Company's wholly owned subsidiary, Iroquois Pipeline Operating Company.
During the later part of 1999, the Company held negotiations with its shippers, which led to the settlement of certain remaining issues from previous rate cases (The Settlement), and which received Federal Energy Regulatory Commission (FERC or Commission) approval on February 10, 2000.
The Settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by Iroquois or any settling party and resolves all rate matters outstanding from the Company's previous two rate cases.

Results of Operations
The components of Operating Revenues and Volumes Transported for the three months ended March 31, 2002 and 2001 are provided in the following table:

                                      Three months ended
Revenues and Volumes Delivered             March 31,
                                         2002    2001
Revenues (dollars in millions)
Long-term firm reserved service         $ 30.3  $ 30.3
Short-term firm/interruptible/other(1)     2.6     3.7
Total revenues                          $ 32.9  $ 34.0

Volumes delivered (million dekatherms)
Long-term firm reserved service           76.5    72.4
Short-term firm/interruptible/other       10.9    16.5
Total volumes delivered                   87.5    88.9
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

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

Revenues. Total revenues for the three months ended March 31, 2002 decreased $1.1 million or 3.2% compared to the three months ended March 31, 2001. The decrease in short-term firm/interruptible/other revenues of $1.1 million can be attributed primarily to decreased volumes due to weather that was warmer than normal in 2002 and the consequent decrease in demand for natural gas. Long-term firm revenues for the three months ended March 31, 2002 are consistent with 2001 revenues, despite the rate decrease effective January 1, 2002 of approximately .243 cents per Dekatherm. The rate decrease was offset by increased volumes due to new long-term firm contracts in place in the first quarter of 2002.

Operation and Maintenance Expense. The Operation and Maintenance expense category includes operating, maintenance and administrative (OM&A) expenses for the Company's corporate office in Shelton and field support for the mainline, metering and compression facilities. OM&A expense increased $1.2 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to increased payroll and benefits expense for the current period compared to the same period last year.
Taxes Other than Income Taxes. Taxes other than income taxes encompass property and school taxes paid to various jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. These taxes have remained stable for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Other income/(expenses) includes certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $0.1 million for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease was due to a decrease in interest income of approximately $0.4 million primarily due to a decrease in the interest rate realized from investments as well as lower average cash balances during 2002. The decrease in interest income was partially offset by an $0.3 million increase in the allowance for equity funds used during construction (equity AFUDC). The increase in the equity AFUDC primarily relates to Iroquois' expenditures for the Eastchester/New York City extension (Eastchester Project).

Interest Expense. Interest expense decreased $2.1 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease primarily reflects a lower average long-term debt balance due to scheduled debt repayments and lower interest rates on floating rate debt.

Provision for taxes. Income tax expense decreased approximately $0.2 million for the three months ended March 31, 2002 as compared to the same period in 2001. This decrease is due primarily to a decrease in taxable income.

Liquidity and capital resources
Capital expenditures for the first three months of 2002 were $3.8 million compared to $1.4 million in 2001 reflecting an increased level of construction activity over the period. Capital expenditures for both 2001 and 2002 related primarily to the Eastchester Project, various general plant purchases and other minor projects.

Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities decreased by $5.7 million for the first quarter of 2002, as compared to the same period in 2001, primarily due to higher year-end accounts payable balances relating to the Eastchester Project.

Iroquois is party to a $10 million revolving line of credit to support working capital requirements. Funds may be borrowed on a short-term basis at variable rates. As of December 31, 2001 and March 31, 2002 there were no borrowings outstanding under this facility.

Total capital expenditures for 2002 are estimated to be approximately $148.7 million, including approximately $134.4 million for the Eastchester Project. The remaining capital expenditures planned for 2002 are for construction of a meter station and tap, two compressor stations and various general plant purchases and other minor projects. Iroquois currently anticipates funding its 2002 capital expenditures by using internal sources and through the issuance of additional indebtedness and/or capital contributions by its partners in accordance with the partnership agreement.

At March 31, 2002, the Company had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

Information Regarding Forward Looking Statements
This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Iroquois can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the FERC; competitive conditions in the marketplace; changes in the receptivity of the financial markets to Iroquois or other oil and gas credits similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of Iroquois' Annual Report on Form 10-K, which is on file with the United States Securities and Exchange Commission.

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


   The Company's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Company maintains a significant portion of its consolidated debt portfolio in fixed rate debt. As of March 31, 2002, the Company had $161.1 million of variable rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would impact pre-tax earnings by approximately $1.2 million. The Company also uses interest rate swap agreements to manage its level of exposure to interest rate changes. For a further discussion about the Company's interest rate swaps, see Iroquois' Form 10-K, Note 3 to Item 1, Financial Statements.

The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

                   PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal proceedings is contained in the Company's annual report on Form 10-K for the year ended December 31, 2001.

On April 8, 2002 Iroquois filed a motion to consolidate its Eastern Long Island project with Islander East Pipeline Company, L.L.C.'s (Islander East) application pending at the Commission and to convene a comparative evidentiary hearing on the two projects. Iroquois argued in the motion that because the two projects would transport gas from the same supply sources to the same limited market area on Long Island, the two projects are mutually exclusive and should be considered jointly by the Commission. Iroquois' motion also supported a similar request made by the Connecticut Attorney General. Iroquois' request for consolidation, which has been opposed by Islander East and certain other parties, remains pending before the Commission.

No further material legal proceedings or material developments occurred since December 31, 2001.

ITEMS 2-6 are not applicable.

                           SIGNATURES


   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (May 13, 2002)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Paul Bailey
                                    _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer