Form 10-Q
period 2002-06-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2002-07-29
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended June 30, 2002 and 2001 and
          Six Months Ended June 30, 2002 and 2001               3
       Consolidated Balance Sheets - June 30, 2002
          and December 31, 2001                                 4
       Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2002 and 2001               5
       Consolidated Statement of Changes in Partners'
          Equity - Six Months Ended June 30, 2002               6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  10
   ITEM 5.  Other Information                                  10

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                   2002      2001           2002      2001

OPERATING REVENUES, NET           $30,960   $31,214        $63,842   $65,218

OPERATING EXPENSES
 Operation and maintenance          5,534     5,819         11,055    10,169
 Depreciation and amortization      5,836     5,886         11,726    11,794
 Taxes other than income taxes      2,793     2,759          5,574     5,513

   Operating expenses              14,163    14,464         28,355    27,476

OPERATING INCOME                   16,797    16,750         35,487    37,742

OTHER INCOME/(EXPENSES)
 Allowance for equity funds
  used during construction            497        62            856       115
 Other, net                            82       392            163       848
    Other income/(expenses)           579       454          1,019       963

INTEREST EXPENSE
  Interest Expense                  6,298     7,386         12,624    15,407
  Interest Expense Capitalized       (579)      (94)        (1,036)     (164)

     Interest expense, net          5,719     7,292         11,588    15,243

INCOME BEFORE TAXES                11,657     9,912         24,918    23,462

PROVISION FOR TAXES                 4,589     4,019          9,903     9,512

NET INCOME                          7,068     5,893         15,015    13,950


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                               June 30,    December 31,
ASSETS                                           2002          2001
                                             (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   22,903    $  21,715
 Accounts receivable - trade, net                 6,169        6,480
 Accounts receivable - affiliates                 5,176        5,267
 Other current assets                             2,336        3,505
   Total Current Assets                          36,584       36,967

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   778,205      776,961
 Construction work in progress                   61,653       40,659
                                                839,858      817,620
 Accumulated depreciation and amortization     (295,975)    (284,401)
   Natural Gas Transmission Plant, Net          543,883      533,219

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,382       13,298
 Regulatory assets - other                        1,755        1,850
 Other assets and deferred charges                5,770        6,411

   Total Other Assets and Deferred Charges       20,907       21,559

   TOTAL ASSETS                              $  601,374   $  591,745

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $    4,144   $    7,655
 Accrued interest                                 2,893        2,909
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             3,807        4,001
 Other current liabilities                        2,798        3,377
   Total Current Liabilities                     35,864       40,164

LONG-TERM DEBT                                  333,333      344,444

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  1,833        1,783
 Other                                            1,329        1,292
   Total Other Non-Current Liabilities            3,162        3,075

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       93,350       88,623
  Payable by Partners                           (79,968)     (75,325)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,382       13,298
Commitments and Contingencies                       -            -
Total Liabilities                               385,741      400,981
Partners' Equity                                215,633      190,764

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  601,374   $  591,745

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                          2002      2001
OPERATING ACTIVITIES:
 Net Income                                             $ 15,015   $ 13,950
 Adjusted for the following:
   Depreciation and amortization                          11,726     11,794
   Allowance for equity funds used during construction      (856)      (115)
   Deferred regulatory asset-income tax related              (84)       329
   Amounts equivalent to deferred income taxes                84       (329)
   Income and other taxes payable by partners              9,903      9,512
   Other assets and deferred charges                         641        237
   Other non-current liabilities                              37        135

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                    402      2,675
      Other current assets                                 1,169        972
      Accounts payable                                    (3,511)    (2,729)
      Accrued interest                                       (16)        49
      Other current liabilities                             (771)       (35)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 33,739     36,445

INVESTING ACTIVITIES:
  Capital expenditures                                   (21,440)    (4,058)
     NET CASH USED IN INVESTING ACTIVITIES               (21,440)    (4,058)

FINANCING ACTIVITIES:
  Partner distributions                                       --    (10,000)
  Repayments of long-term debt                           (11,111)   (11,112)
     NET CASH PROVIDED BY FINANCING ACTIVITIES           (11,111)   (21,112)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       1,188     11,275

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     21,715     25,013

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 22,903   $ 36,288

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 12,277   $ 14,999

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Six Months Ended June 30, 2002
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2001                   $190,764

Year-to-date net income                          15,015

Taxes payable by Partners                         9,903

Other comprehensive loss, net of tax                (49)

PARTNERS' EQUITY
BALANCE AT JUNE 30, 2002                       $215,633

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., ("Iroquois" or "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2001("Iroquois' Form 10-K").

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Comprehensive income consisted of the following:

(in thousands)                         Three months ended    Six months ended
                                           June 30,              June 30,
                                         2002    2001         2002     2001
Net income                              $7,068  $5,893       $15,015  $13,950
Other comprehensive income/(loss)
   Unrealized income/(loss)on interest
   rate hedge, net of tax                 (417)    357           (49)  (1,175)

Comprehensive income                    $6,651  $6,250       $14,966  $12,775



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

During the later part of 1999, the Company held negotiations with its shippers, which led to the settlement of certain remaining issues from previous rate cases between the Company and its shippers. The settlement received Federal Energy Regulatory Commission (FERC or Commission) approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by Iroquois or by any shipper that was a settling party, and resolves all rate matters outstanding from the Company's previous two rate cases.

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                      Three months ended     Six months ended
Revenues and Volumes Delivered             June 30,              June 30,
                                         2002    2001          2002    2001
Revenues (dollars in millions)
Long-term firm reserved service         $ 28.1  $ 29.1        $ 58.3  $ 59.5
Short-term firm                            1.4     1.4           2.9     4.3
Interruptible/other(1)                     1.5     0.7           2.6     1.4
Total revenues                          $ 31.0  $ 31.2        $ 63.8  $ 65.2

Volumes delivered (million dekatherms)
Long-term firm reserved service           71.3    60.4         147.9   132.8
Short-term firm                            1.7     0.9           6.5    13.8
Interruptible/other                        8.1     4.1          14.2     7.7
Total volumes delivered                   81.1    65.4         168.6   154.3
____________________
(1)Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Company receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Company also has interruptible transportation service revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts having terms of less than one year as well as standard interruptible transportation service contracts. While it is common for pipelines to be obligated under their FERC-approved rate structures to share some of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois is not currently obligated to do so under the terms of its currently effective rate settlement described above. However, there can be no assurance that this will be the case in the future.


Three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001.

Revenues. Total revenues for the three-month period ended June 30, 2002 decreased $0.2 million or 0.6% compared to the three-month period ended
June 30, 2001. The decrease in long-term firm revenues of $1.0 million was attributable to the rate decrease effective January 1, 2002 of approximately $0.024 per Dekatherm, partially offset by increased volumes due to new long-term firm contracts in place in 2002. The increase in interruptible/other revenues of $0.8 million was attributable primarily to increased volumes for interruptible service during the three-month period ended June 30, 2002. Other Income/(Expenses). Other income/(expenses) increased $0.1 million for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 due to an increase in the allowance for equity funds used during construction ("equity AFUDC") of $0.4 million and a decrease in interest income of $0.3 million. The increase in the equity AFUDC primarily related to Iroquois' expenditures for the Eastchester Extension. The decrease in interest income was primarily the result of declining interest rates and investment balances.

Interest Expense, Net. Interest expense, net decreased $1.6 million for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 due to a decrease in interest expense of $1.1 million and an increase in interest expense capitalized of $0.5 million. The decrease in interest expense primarily reflects lower interest rates on floating rate debt as well as a lower average long-term debt balance due to scheduled debt repayments. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Provision for Taxes. Income tax expense increased approximately $0.6 million for the three-month period ended June 30, 2002 as compared to the same period in 2001. This increase was due primarily to an increase in taxable income.

Six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001.

Revenues. Total revenues for the six-month period ended June 30, 2002 decreased $1.4 million or 2.2% compared to the six-month period ended
June 30, 2001. The decrease in long-term firm revenues of $1.2 million was attributable to the rate decrease effective January 1, 2002 of approximately $0.024 per Dekatherm, partially offset by increased volumes due to new long-term firm contracts in place in 2002. The net decrease in short-term firm and interruptible/other revenues of $0.2 million was attributable primarily to decreased volumes due to warmer winter temperatures and the consequent decrease in demand for natural gas during the first three months of 2002, partially offset by increased volumes for interruptible service during the second quarter of 2002.

Operation and Maintenance Expense. Operation and Maintenance expense includes operating, maintenance and administrative expenses for the Company's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operations expense increased $0.9 million for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001, primarily due to increased payroll and benefits expense.

Other Income/(Expenses). Other income/(expenses) for the six-month period ended June 30, 2002 increased $0.1 million over the six-month period ended June 30, 2001. The increase was primarily due to an increase in the equity AFUDC recorded on the Eastchester Extension of $0.7 million, partially offset by a decrease in interest income of $0.6 million resulting from declining interest rates and investment balances.

Interest Expense, Net. Interest expense, net decreased $3.7 million for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001, due to a decrease in interest expense of $2.8 million and an increase in interest expense capitalized of $0.9 million. The decrease in interest expense primarily reflects lower interest rates on floating rate debt as well as a lower average long-term debt balance due to scheduled debt repayments. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Provision for Taxes. Income tax expense increased approximately $0.4 million for the six-month period ended June 30, 2002 as compared to the same period in 2001. This increase was due primarily to an increase in taxable income.

Liquidity and capital resources
Capital expenditures for the first six months of 2002 were $21.4 million compared to $4.1 million in 2001 reflecting the increased level of construction activity over the period. Capital expenditures for both 2001 and 2002 related primarily to the Eastchester Extension, various general plant purchases and other minor projects.

Approvals are still pending at FERC regarding the Company's Eastern Long Island Project (expenditures to date of $1.8 million) and its Brookfield Project (expenditures to date of $1.1 million). The Company continues to monitor their progress.

See Iroquois' Form 10-K, Part I, Item 1, "Business" for a discussion of these projects.

Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities decreased by $2.7 million for the second quarter of 2002, as compared to the same period in 2001, partially due to the effect on the June 2002 receivable balance of approximately $1.2 million in unpaid charges from transportation contracts with a firm shipper. Enron Corporation, a company currently undergoing bankruptcy proceedings, assumed a portion of the firm shipper's capacity under a firm contract. The general terms and conditions of Iroquois' tariff provide that unless Iroquois otherwise agrees in writing (which Iroquois has not, in this case), a releasing shipper shall remain liable for the demand charge, any other fixed charges associated with the released capacity and any late charges resulting from a replacement shipper's failure to pay the replacement demand charge. Consequently, Iroquois expects to collect the entire balance due from the releasing shipper. In addition, the decrease in rates for long-term firm service has contributed to the decline in net cash provided by operating activities.

Iroquois is party to a $10.0 million revolving line of credit to support working capital requirements. Funds may be borrowed on a short-term basis at variable rates. As of December 31, 2001 and June 30, 2002 there were no borrowings outstanding under this facility.

Total capital expenditures for 2002 are estimated to be approximately $156.3 million, including approximately $140.2 million for the Eastchester Extension. The remaining capital expenditures planned for 2002 are primarily for construction of a meter station and tap, two compressor stations to accommodate future growth, and various general plant purchases and other minor projects. Iroquois expects to fund the proposed expansion projects currently under consideration through the issuance of additional indebtedness, modifications to our existing credit facilities, and internal sources, including cash from operations and capital contributions by our partners in accordance with the partnership agreement. Iroquois' management team makes recommendations to its management committee regarding distributions to partners. These recommendations are based on general guidelines that have been established by Iroquois' management committee. Under the partnership agreement, these guidelines may be suspended during periods of construction to allow Iroquois to forego making distributions to its partners and to fund projects with existing equity funds instead of direct equity contributions from its partners. Iroquois' 2002 capital expenditures to date have been funded with such existing equity funds.

On June 19, 2002, the Company entered into forward interest rate agreements in the aggregate notional amount of $120.0 million. The forward interest rate agreements were entered into to hedge the underlying interest rate at which the Company may issue fixed rate debt in the third quarter of 2002. Any gain or loss on settlement will be amortized over the life of the fixed rate debt. At June 30, 2002, the fair value of the forward interest rate agreements, net of taxes, was $0.2 million.

At June 30, 2002, the Company had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

           PART I. FINANCIAL INFORMATION - (Concluded)

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


The Company's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Company maintains a significant portion of its consolidated debt portfolio in fixed rate debt. As of June 30, 2002, the Company had $155.6 million of variable rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would impact pre-tax earnings by approximately $1.2 million. The Company also uses interest rate swap agreements to manage its level of exposure to interest rate changes. For a further discussion about the Company's interest rate swaps, see Iroquois' Form 10-K, Note 3 to the Consolidated Financial Statements.

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

For information regarding legal proceedings arising in 2002, see Part II.
Item 1., "Legal Proceedings," in the Form 10-Q filed for the quarter ending March 31, 2002.

No further material legal proceedings or material developments occurred since March 31, 2001.


ITEMS 2-6 are not applicable.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (July 26, 2002)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Craig Frew
                                    _________________
                                   Craig Frew
                                   President


                                   /S/ Paul Bailey
                                    _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer