Form 10-Q
period 2002-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2002-11-13
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2002 and 2001 and
          Nine Months Ended September 30, 2002 and 2001         3
       Consolidated Balance Sheets - September 30, 2002
          and December 31, 2001                                 4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2002 and 2001         5
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2002         6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11
   ITEM 5.  Other Information                                  11
   ITEM 6.  Exhibits and Reports on Form 8-K                   11
            Signatures                                         12
            Certifications                                     13


                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                   2002      2001           2002      2001

OPERATING REVENUES                $30,081   $30,526        $93,923   $95,744

OPERATING EXPENSES
 Operation and maintenance          7,862     4,960         18,917    15,129
 Depreciation and amortization      5,912     5,964         17,638    17,758
 Taxes other than income taxes      2,694     2,637          8,267     8,150

   Operating expenses              16,468    13,561         44,822    41,037

OPERATING INCOME                   13,613    16,965         49,101    54,707

OTHER INCOME/(EXPENSES)
 Allowance for equity funds
  used during construction            594       102          1,449       217
 Other, net                            35       380            198     1,228
    Other income/(expenses)           629       482          1,647     1,445

INTEREST EXPENSE
  Interest Expense                  7,176     6,814         19,800    22,221
  Interest Expense Capitalized       (693)     (156)        (1,729)     (320)

     Interest expense, net          6,483     6,658         18,071    21,901

INCOME BEFORE TAXES                 7,759    10,789         32,677    34,251

PROVISION FOR TAXES                 3,084     4,364         12,987    13,876

NET INCOME                          4,675     6,425         19,690    20,375


The accompanying notes are an integral part of these consolidated financial statements.


            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                            September 30,  December 31,
ASSETS                                           2002          2001
                                             (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments         $   58,408    $  21,715
 Accounts receivable - trade, net                 5,332        6,480
 Accounts receivable - affiliates                 4,698        5,267
 Other current assets                             5,617        3,505
   Total Current Assets                          74,055       36,967

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   778,805      776,961
 Construction work in progress                   85,858       40,659
                                                864,663      817,620
 Accumulated depreciation and amortization     (301,839)    (284,401)
   Natural Gas Transmission Plant, Net          562,824      533,219

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          13,523       13,298
 Regulatory assets - other                        1,708        1,850
 Other assets and deferred charges               15,373        6,411

   Total Other Assets and Deferred Charges       30,604       21,559

   TOTAL ASSETS                              $  667,483   $  591,745

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                            $    2,639   $    7,655
 Accrued interest                                 9,181        2,909
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             2,568        4,001
 Other current liabilities                        3,205        3,377
   Total Current Liabilities                     39,815       40,164

LONG-TERM DEBT                                  385,556      344,444

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  2,874        1,783
 Other                                            3,364        1,292
   Total Other Non-Current Liabilities            6,238        3,075

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                       95,472       88,623
  Payable by Partners                           (81,949)     (75,325)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,523       13,298
Commitments and Contingencies                       -            -
Total Liabilities                               445,132      400,981
Partners' Equity                                222,351      190,764

   TOTAL LIABILITIES AND PARTNERS' EQUITY    $  667,483   $  591,745

The accompanying notes are an integral part of these consolidated financial statements.

           PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                          2002      2001
OPERATING ACTIVITIES:
 Net Income                                             $ 19,690   $ 20,375
 Adjusted for the following:
   Depreciation and amortization                          17,638     17,758
   Allowance for equity funds used during construction    (1,449)      (217)
   Deferred regulatory asset-income tax related             (225)       474
   Amounts equivalent to deferred income taxes               225       (474)
   Income and other taxes payable by partners             12,987     13,876
   Other assets and deferred charges                      (8,962)      (247)
   Other non-current liabilities                           2,072        195

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,717      3,097
      Other current assets                                (2,112)    (1,580)
      Accounts payable                                    (5,016)      (317)
      Accrued interest                                     6,272      4,324
      Other current liabilities                           (1,605)      (424)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 41,232     56,840

INVESTING ACTIVITIES:
  Capital expenditures                                   (45,651)   (16,328)
     NET CASH USED FOR INVESTING ACTIVITIES              (45,651)   (16,328)

FINANCING ACTIVITIES:
  Partner distributions                                       --    (10,000)
  Long-term debt borrowings                              200,000         --
  Repayments of long-term debt                          (158,888)   (16,667)
     NET CASH PROVIDED BY/USED FOR FINANCING ACTIVITIES   41,112    (26,667)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                      36,693     13,845

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     21,715     25,013

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 58,408   $ 38,858

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 12,932   $ 17,353

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2002
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2001                   $190,764

Year-to-date net income                          19,690

Taxes payable by Partners                        12,987

Other comprehensive loss, net of tax             (1,090)

PARTNERS' EQUITY
BALANCE AT SEPTEMBER 30, 2002                  $222,351

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

2. Comprehensive income consisted of the following:

(in thousands)                         Three months ended   Nine months ended
                                         September 30,        September 30,
                                         2002    2001         2002     2001
Net income                              $4,675  $6,425       $19,690  $20,375
Other comprehensive income
   Unrealized loss on interest rate
        hedge, net of tax               (1,041) (1,134)       (1,090)  (2,309)

Comprehensive income                    $3,634  $5,291       $18,600  $18,066



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

During the later part of 1999, the Company held negotiations with its shippers, which led to the settlement of certain remaining issues from previous rate cases between the Company and its shippers. The settlement received Federal Energy Regulatory Commission ("FERC") approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by Iroquois or by any shipper that was a settling party, and resolves all rate matters outstanding from the Company's previous two rate cases.


Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                     Three months ended     Nine months ended
Revenues and Volumes Delivered           September 30,         September 30,
                                         2002    2001          2002    2001
Revenues (dollars in millions)
Long-term firm reserved service         $ 27.2  $ 28.5        $ 85.5  $ 88.0
Short-term firm/interruptible/other (1)    2.9     2.0           8.4     7.7
Total revenues                          $ 30.1  $ 30.5        $ 93.9  $ 95.7

Volumes delivered (million dekatherms)
Long-term firm reserved service           76.3    73.7         224.2   206.5
Short-term firm/interruptible/other       10.5     8.9          31.2    30.4
Total volumes delivered                   86.8    82.6         255.4   236.9
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

In light of the current credit environment surroundings energy companies, the Company is continually reviewing credit status of shippers to ensure compliance with the Company's credit standards. Aside from the Enron default noted in Liquidity and Capital Resources section, there have been no defaults under existing shipper service agreements.

Three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

Revenues. Total revenues for the three-month period ended September 30, 2002 decreased $0.4 million or 1.3% compared to the three-month period ended September 30, 2001. The decrease in long-term firm revenues of $1.3 million was primarily attributable to the rate decrease effective January 1, 2002 of approximately $0.024 per Dekatherm. The increase in short-term firm/interruptible/other revenues of approximately $0.9 million was attributable primarily to increased volumes for interruptible service during the three-month period ended September 30, 2002.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Company's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operations and maintenance expense increased $2.9 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. This increase was primarily due to a $2.0 million provision related to the Company's Eastern Long Island (ELI) project which has been deferred, as well as increased payroll, benefit and insurance costs.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) increased almost $0.2 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 due to an increase in the allowance for equity funds used during construction ("equity AFUDC") of $0.5 million partially offset by and a decrease in interest income of $0.3 million. The increase in the equity AFUDC primarily related to Iroquois' expenditures for the Eastchester Extension. The decrease in interest income was primarily the result of declining interest rates and investment balances.

Interest Expense, Net. Interest expense, net decreased $0.2 million for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001 due to an increase in interest expense capitalized of $0.5 million, partially offset by an increase in interest expense $0.3 million. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension. The increase in interest expense is primarily due to the issuance of $170 million of senior unsecured notes on August 14, 2002. For more information concerning this financing, see the Liquidity and Capital Resources section.

Provision for Taxes. Income tax expense decreased approximately $1.3 million for the three-month period ended September 30, 2002 as compared to the same period in 2001. This decrease was due primarily to a decrease in taxable income.

Nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.

Revenues. Total revenues for the nine-month period ended September 30, 2002 decreased $1.8 million or 1.9% compared to the nine-month period ended September 30, 2001. The decrease in long-term firm revenues of $2.5 million was primarily attributable to the rate decrease effective January 1, 2002 of approximately $0.024 per Dekatherm, partially offset by increased volumes due to new long-term firm contracts in place in 2002. The net increase in short-term firm/interruptible/other revenues of $0.7 million was attributable primarily to increased volumes for interruptible service during the second and third quarters of 2002, partially offset by decreased volumes due to warmer winter temperatures and the consequent decrease in demand for natural gas during the first three months of 2002.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Company's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $3.8 million for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001. The increase is due to a $2.0 million provision related to the Company's Eastern Long Island project which has been deferred, as well as increased payroll, benefits and insurance costs.

Other Income/(Expenses). Other income/(expenses) for the nine-month period ended September 30, 2002 increased $0.2 million over the nine-month period ended September 30, 2001. The increase was primarily due to an increase in the equity AFUDC recorded on the Eastchester Extension of $1.2 million, partially offset by a decrease in interest income of approximately $1.0 million resulting from declining interest rates and investment balances.

Interest Expense, Net. Interest expense, net decreased $3.8 million for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001, due to a decrease in interest expense of $2.4 million and an increase in interest expense capitalized of $1.4 million. The decrease in interest expense primarily reflects lower interest rates on floating rate debt as well as a lower average long-term debt balance due to scheduled debt repayments, partially offset by increased interest expense due to the issuance of $170 million of senior unsecured notes on August 14, 2002. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Provision for Taxes. Income tax expense decreased approximately $0.9 million for the nine-month period ended September 30, 2002 as compared to the same period in 2001. This decrease was due primarily to a decrease in taxable income.

Liquidity and Capital Resources
Capital expenditures for the first nine months of 2002 were $45.7 million compared to $16.3 million during the first nine months of 2001, reflecting the increased level of construction activity over the period, related primarily to the Eastchester Extension, various general plant purchases and other minor projects.

Cash flow (defined as net income adjusted for non-cash items such as depreciation and deferred income taxes) represents the cash generated from operations available for capital expenditures, partner distributions and other operational needs. Net cash provided by operating activities decreased by $15.6 million for the nine months ended September 2002, as compared to the same period in 2001, partially due to an increase in debt issuance costs associated with the financing related to the Eastchester Extension, which was completed on August 14, 2002 and is more fully described below, and a decrease in accounts payable balances, primarily due to timing of construction activities. This decrease was partially offset by the receipt of approximately $0.9 million from a firm shipper, who had reassumed the payment obligation in respect of capacity it had released under a firm contract to Enron Corporation, a company currently undergoing bankruptcy proceedings.

Cash flow related to financing activities increased by $67.8 million for the nine months ended September 2002, as compared to the same period in 2001, due to the Eastchester Extension financing. No new borrowings were made in 2001.

On August 14, 2002, Iroquois issued $170 million of senior unsecured notes that mature on October 31, 2027. The proceeds from the sale of the notes were used to repay a portion of the first tranche of term loans under the Company's amended credit agreement. This agreement provides for borrowings from time to time against a second tranche of term loans, which, with cash from operations, will be used to finance the construction of the Company's Eastchester Extension and Athens Expansion and for general corporate purposes. Our amended credit facilities provide for a second tranche of term loans in an aggregate amount not to exceed $120 million to be drawn over a twelve month period. As of September 30, 2002, the debt outstanding under our amended credit facilities was $37.8 million.

Iroquois also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of September 30, 2002 and December 31, 2001, there were no borrowings outstanding under this facility.

Total capital expenditures for 2002 are estimated to be approximately $142.1 million, including approximately $129.4 million for the Eastchester Extension. The remaining capital expenditures planned for 2002 are primarily for construction of a meter station and tap, two compressor stations to accommodate future growth, and various general plant purchases and other minor projects. Iroquois expects to fund the remaining expansion projects through additional borrowings under our existing credit facilities, and internal sources, including cash from operations and increased equity contributions (by limiting distribution to partners), in accordance with the partnership agreement. Iroquois' management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. Iroquois' 2002 capital expenditures to date have been funded with a combination of internally generated funds, and from the proceeds of the financing described above.

On June 19, 2002, the Company entered into forward interest rate agreements with two major financial institutions in the aggregate notional amount of $120.0 million. On July 31, 2002, the Company entered into additional forward interest rate agreements with the same institutions in the aggregate notional amount of $50.0 million. The forward interest rate agreements were entered into to hedge the underlying interest rate for the unsecured notes which the Company anticipated issuing. The senior notes were issued on August 14, 2002. Upon the closing of the financing transaction, the forward interest rate agreements were terminated and the Company paid $5.8 million to settle those contracts.

At September 30, 2002, the Company had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK


The Company's interest rate exposure results from the portion of its consolidated debt portfolio subject to variable rates. To mitigate potential fluctuations in interest rates, the Company maintains a significant portion of its consolidated debt portfolio in fixed rate debt. The Company also uses interest rate swap agreements to manage its level of exposure to interest rate changes. As of September 30, 2002, the Company had $37.8 million of variable rate debt outstanding. The Company's interest rate swap agreements almost completely match the Company's outstanding bank debt. Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates would not impact pre-tax earnings. For a further discussion about the Company's interest rate swaps, see Iroquois' Form 10-K,
Note 3 to the Consolidated Financial Statements.

The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

          PART I. FINANCIAL INFORMATION - (Concluded)

                    ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principle executive officer along with the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's principle executive officer along with the chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective action with regard to significant deficiencies and material weakness subsequent to the date we carried out this evaluation.

                   PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal and regulatory proceedings is contained in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company is constructing its Eastchester Expansion Project and some of the upstream facilities have been placed into service. Construction of the Long Island Sound portion of the project has commenced. The Triborough Bridge & Tunnel Authority ("TBTA") has raised certain concerns about the location of the Eastchester Expansion Project near two of its bridges (the Throgs Neck and Whitestone bridges) and has filed requests for rehearing of various FERC orders authorizing construction of the project in Long Island Sound. The FERC has denied the TBTA's requests for rehearing, most recently in an order issued on October 30, 2002. In addition, on October 24, 2002 the TBTA submitted a letter to the U.S. Army Corps of Engineers ("USCOE") protesting the USCOE's issuance of a permit to Iroquois. The Company does not expect the USCOE to withdraw its permit as a result of the TBTA's letter. It is not known what further actions the TBTA might take in response to the FERC's or the USCOE's orders.

Iroquois' motion to consolidate its Eastern Long Island ("ELI") project with the competing Islander East Pipeline Company, L.L.C's ("Islander East") application, previously mentioned in the Form 10-Q filed for the quarter ending March 31, 2002, was denied by the FERC in the September 19, 2002 issuance of a preliminary determination on non-environmental issues. On that same date, the FERC issued a certificate of public convenience and necessity to Islander East. While Iroquois disagrees with the result, it is the FERC's opinion that there is sufficient forecasted long-term market demand to support findings that both projects will be needed by 2010. The September 19, 2002 preliminary determination on the ELI Project concluded that, pending final environmental review, the public convenience and necessity requires the granting of the requested authorization to Iroquois.

On October 4, 2002 Iroquois filed a motion with the FERC requesting deferral of consideration of the ELI Project based on the FERC's September 19, 2002 orders on the ELI and the Islander East Projects. Iroquois has also made the same request of the Connecticut Siting Council regarding their review process. Iroquois believes the FERC should defer action on the environmental reviews and analysis to permit the FERC, governmental entities at the state and local level, Iroquois and interested private stakeholders to consider the implications of the September 19, 2002 orders and to assess the likelihood that the Islander East project can promptly obtain the various other federal, state and local permits that are prerequisites for the construction of that project.

On October 10, 2002, the FERC granted Iroquois' motion for deferral of the ELI Project and directed Iroquois to provide the FERC with an update on the status of the Project by not later than January 31, 2003. The request for deferral is still pending at the Connecticut Siting Council.

On October 31, 2002, the FERC issued a certificate of public convenience and necessity to the Company authorizing it to construct and operate a proposed compressor station in Brookfield, Connecticut. One of the project shippers has notified the Company that it does not intend to participate in the project. The Company intends to defer the proposed project in-service date to November 2004 to reflect current market conditions.

No further material legal proceedings or material developments occurred since September 30, 2002.

ITEMS 2-5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:  (none)

(b)  Reports on Form 8-K.

1. The Company filed a Current Report on Form 8-K, dated August 2, 2002, reporting a press release announcing the Company's intention to offer in a private placement $170 million of Senior Notes due 2027.

2. The Company filed a Current Report on Form 8-K, August 2, 2002, which discussed a summary of the credit ratings of the Company's firm transportation shippers as of July 31, 2002 and included a brief discussion of the Company's internal credit standards. In addition, in connection with the Company's August 14, 2002 bond offering, the Company also furnished reports prepared by an independent engineer and an independent market consultant concerning the Company's Eastchester Extension Project.

3. The Company filed a Current Report on Form 8-K, dated August 12, 2002, which discussed a summary of the credit ratings of the Company's internal credit standards.

4. The Company filed a Current Report on Form 8-K, dated October 4, 2002, reporting a press release announcing that the Company has requested that the Federal Regulatory Commission defer taking action on its application for the Eastern Long Island Extension.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (November 13 , 2002)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ Craig Frew
                                    _________________
                                   Craig Frew
                                   President


                                   /S/ Paul Bailey
                                    _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer

I, Craig Frew, the principle executive officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Iroquois Gas Transmission System, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: NOVEMBER 13, 2002


_____________________________
/S/ CRAIG FREW
CRAIG FREW
PRESIDENT


I, Paul Bailey, the chief financial officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Iroquois Gas Transmission System, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: NOVEMBER 13, 2002


_______________________
/S/ PAUL BAILEY
PAUL BAILEY