Form 10-Q
period 2003-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2003-05-13
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2003 and 2002            3
       Consolidated Balance Sheets - March 31, 2003
          and December 31, 2002                                 4
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2003 and 2002            5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2003            6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11
   ITEM 5.  Other Information                                  11
   ITEM 6.  Exhibits and Reports on Form 8-K                   11
            Signatures                                         12
            Certifications                                     13



                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended
                                       March 31
                                    2003      2002

OPERATING REVENUES                $37,615   $32,882

OPERATING EXPENSES
 Operation and maintenance          5,722     5,520
 Depreciation and amortization      6,014     5,890
 Taxes other than income taxes      3,156     2,781

   Operating expenses              14,892    14,191

OPERATING INCOME                   22,723    18,691

OTHER INCOME/(EXPENSES)
 Interest Income                       51        93
 Allowance for equity funds
  used during construction          1,415       359
 Other, net                            (5)      (12)
    Other income/(expenses)         1,461       440

INTEREST EXPENSE
  Interest Expense                  8,246     6,326
 Allowance for borrowed funds
  used during construction         (1,653)     (457)
    Net Interest Expense            6,593     5,869

INCOME BEFORE TAXES                17,591    13,262

PROVISION FOR TAXES                 7,002     5,314

NET INCOME                         10,589     7,948


The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                               March 31,   December 31,
ASSETS                                           2003          2002
                                             (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments          $  18,637    $  21,620
 Accounts receivable - trade, net                 7,316        6,384
 Accounts receivable - affiliates                 5,191        5,470
 Other current assets                             2,598        3,838
   Total Current Assets                          33,742       37,312

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   800,300      796,647
 Construction work in progress                  169,724      125,951
                                                970,024      922,598
 Accumulated depreciation and amortization     (307,091)    (301,123)
   Natural Gas Transmission Plant, Net          662,933      621,475

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          14,861       14,080
 Regulatory assets - other                        1,614        1,661
 Other assets and deferred charges               14,237       14,857

   Total Other Assets and Deferred Charges       30,712       30,598

   TOTAL ASSETS                               $ 727,387    $ 689,385

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   7,626    $  16,703
 Accrued interest                                13,900        6,839
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             1,582        3,780
 Other current liabilities                        1,445        3,999
   Total Current Liabilities                     46,775       53,543

LONG-TERM DEBT                                  411,444      385,000

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  4,432        4,635
 Other                                            2,235        2,281
   Total Other Non-Current Liabilities            6,667        6,916

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                      104,769      100,355
  Payable by Partners                           (89,908)     (86,275)
  Related to Other Comprehensive Income          (2,148)      (2,227)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  12,713       11,853
Commitments and Contingencies                       -            -
Total Liabilities                               477,599      457,312
Partners' Equity                                249,788      232,073

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 727,387    $ 689,385



The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                          2003       2002
OPERATING ACTIVITIES:
 Net Income                                             $ 10,589   $  7,948
 Adjusted for the following:
   Depreciation and amortization                           6,014      5,890
   Allowance for equity funds used during construction    (1,415)      (359)
   Deferred regulatory asset-income tax related             (781)       (89)
   Amounts equivalent to deferred income taxes               781         89
   Income and other taxes payable by partners              7,002      5,314
   Other assets and deferred charges                         620        624
   Other non-current liabilities                             (46)        45

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                   (653)      (194)
      Other current assets                                 1,240      1,128
      Accounts payable                                    (9,077)    (5,316)
      Accrued interest                                     7,061      4,365
      Other current liabilities                           (4,752)    (3,569)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 16,583     15,876

INVESTING ACTIVITIES:
  Capital expenditures                                   (46,010)    (3,772)
     NET CASH USED FOR INVESTING ACTIVITIES              (46,010)    (3,772)

FINANCING ACTIVITIES:
  Long-term debt borrowings                               32,000         --
  Repayments of long-term debt                            (5,556)    (5,556)
     NET CASH PROVIDED BY/(USED FOR)
        FINANCING ACTIVITIES                              26,444     (5,556)

NET (DECREASE)/INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                      (2,983)     6,548

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     21,620     21,715

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 18,637   $ 28,263

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $    778   $  1,780

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Three Months Ended March 31, 2003
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2002                   $232,073

Year-to-date net income                          10,589

Taxes payable by Partners                         7,002

Other comprehensive income, net of tax              124

PARTNERS' EQUITY
BALANCE AT MARCH 31, 2003                      $249,788

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., ("Iroquois" or "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2002 ("Iroquois' Form 10-K").

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

2. Comprehensive income consisted of the following:

(in thousands)                                     Three months ended
                                                       March 31,
                                                      2003    2002
Net income                                          $10,589  $7,948
Other comprehensive income
   Unrealized gain on interest rate
        hedge, net of tax                               124     368

Comprehensive income                                $10,713  $8,316


3. FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" is effective for the year ended December 31, 2002. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees it has issued.
It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FASB Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The application of this Interpretation did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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



Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                                 Three months ended
Revenues and Volumes Delivered                         March 31,
                                                     2003    2002
Revenues (dollars in millions)
Long-term firm reserved service                     $ 30.9  $ 30.3
Short-term firm/interruptible/other (1)                6.7     2.6
Total revenues                                      $ 37.6  $ 32.9

Volumes delivered (million dekatherms)
Long-term firm reserved service                       72.4    76.6
Short-term firm/interruptible/other                   21.7    10.9
Total volumes delivered                               94.1    87.5
____________________
(1) Short-term firm represents firm service contracts of less than one year.
Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Company receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Company also has interruptible transportation service revenues which are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts having terms of less than one year as well as standard interruptible transportation service contracts. While it is common for pipelines to be obligated under their FERC-approved rate structures to share some of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois is not currently obligated to do so under the terms of the rate settlement described above. However, there can be no assurance that this will be the case in the future.

Three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002.

Revenues. Total revenues for the three-month period ended March 31, 2003 increased $4.7 million or 14.3% compared to the three-month period ended March 31, 2002. The increase in long-term firm revenues of $0.6 million was primarily attributable to additional capacity provided by Eastchester upstream facilities and a new negotiated rate long-term firm contract, partially offset by the rate decrease effective January 1, 2003 of approximately $0.01 per Dekatherm. The increase in short-term firm/interruptible/other revenues of approximately $4.1 million was attributable primarily to increased volumes for short-term firm and interruptible services resulting from stronger market demand for natural gas due to colder weather during the three-month period ended March 31, 2003 as compared to the same period in 2002.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) increased $1.0 million for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 primarily due to an increase in the allowance for equity funds used during construction ("equity AFUDC"). The increase in the equity AFUDC related primarily to Iroquois' expenditures for the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $0.7 million for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 due to an increase in interest expense of $1.9 million, partially offset by an increase in interest expense capitalized of $1.2 million. The increase in interest expense reflects an increase in the Company's average debt balance due primarily to the $170.0 million bond offering which was completed in August of 2002, as well as additional bank borrowings under the partnership's amended credit agreement. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Provision for Taxes. Income tax expense increased approximately $1.7 million for the three-month period ended March 31, 2003 as compared to the same period in 2002. This increase was due primarily to an increase in taxable income.

Liquidity and Capital Resources
For the first quarter of 2003, the Partnership's primary source of financing has been bank borrowings under the Partnership's amended credit agreement and cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects.

Net cash provided by operating activities increased to $16.6 million in the first quarter of 2003 compared to $15.9 million in the first quarter of 2002, primarily due to an increase in net income, partially offset by a decrease in working capital. Net cash flow related to financing activities increased by $32.0 million during the first three months of 2003, as compared to the same period in 2002, due to bank borrowings under the Partnership's amended credit agreement.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of March 31, 2003 and December 31, 2002, there were no borrowings outstanding under this facility.

Capital expenditures for the first quarter of 2003 were $46.0 million, compared to $3.8 million in the first quarter of 2002, reflecting primarily the increased construction activity related to the Eastchester Extension during the period.

Total capital expenditures for 2003 are estimated to be approximately
$135.0 million, including approximately $125.0 million for the Eastchester Extension. The remaining capital expenditures planned for 2003 are primarily for the purchase of land for a compressor site, a meter station and interconnect, and various general plant purchases. The Partnership expects to fund its 2003 capital expenditures through additional borrowings under its existing credit facilities, and internal sources, including cash from operations and increased equity contributions (by limiting distribution to partners) in accordance with the partnership agreement. The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the first three months of 2003 or during the same period in 2002.



Off-Balance Sheet Transactions
At March 31, 2003, the Partnership had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position, or results of operations.

Information Regarding Forward Looking Statements
This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Iroquois can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission; the timing and cost of Iroquois' expansion projects, including the Eastchester Extension; competitive conditions in the marketplace; changes in the receptivity of the financial markets to Iroquois or other oil and gas credits similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of Iroquois' Annual Report on Form 10-K, which is on file with the United States Securities and Exchange Commission.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of March 31, 2003, the Partnership had $63.7 million of variable-rate debt outstanding, of which approximately $34.7 million is fixed under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would impact pre-tax earnings by approximately $0.3 million.

The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

          PART I. FINANCIAL INFORMATION - (Concluded)

                    ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. Within the 90 days prior to the date of filing of this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Company's principle executive officer along with the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's principle executive officer along with the chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective action with regard to significant deficiencies and material weakness subsequent to the date this evaluation was carried out.

                       PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal proceedings is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

On April 19, 2002, the Company began constructing its Eastchester Expansion Project, and a portion of the upstream facilities have been placed into service. Construction of the Long Island Sound portion of the project commenced in October, 2002. As a result of delays in obtaining certain construction authorizations and permits and delays related to construction incidents, the projected in-service date of the entire Eastchester Expansion Project is now late summer or early fall of 2003. Management believes that final project construction costs will likely exceed $265.0 million, rather than the $210.0 million estimated during the Commission's certificate process, and will likely reduce the Company's initial margins that were anticipated when the project application was initially filed with the FERC.

Athens Project (FERC Docket No. CP02-20-000)
On June 3, 2002, the Commission issued a certificate authorizing Iroquois to construct the Athens Project facilities. In light of various uncertainties associated with the Athens Project, Iroquois has investigated alternative means to provide the firm transportation service requested by the shipper.
As a result of that investigation, Iroquois intends to defer the commencement of construction of the second Athens compressor unit. By letter dated April 22, 2003, Iroquois requested a 1-year extension from the Commission of the deadline for completion of construction of the Athens Project, or until December 3, 2004.

Brookfield Project (FERC Docket No. CP02-31-000)
On October 31, 2002 the Commission issued a certificate authorizing Iroquois to construct the Brookfield facilities.

Based on communications with its prospective customers regarding the timing of their needs of new firm transportation service, Iroquois has determined that a temporary deferral of the construction of the Brookfield Project is necessary. Specifically, Astoria Energy LLC ("Astoria"), the largest shipper for the Brookfield Project, has requested that its service be deferred until November 1, 2005. On February 28, 2003, Iroquois and Astoria executed an amendment to its precedent agreements reflecting such a deferral. The other original Brookfield Project shipper, PPL Energy Plus, LLC ("PPL"), has elected to terminate its precedent agreement, and Iroquois is currently marketing the Brookfield Project capacity entitlement relinquished by PPL to other potential shippers. As a result of these developments, on April 22, 2003 Iroquois requested an eighteen month extension from the Commission to extend the construction completion time of the Brookfield Project to October 31, 2005.

Eastchester Project Incident
On February 27, 2003, the New York Power Authority("NYPA"), informed Iroquois that one of four cables that comprise its Y-49 facility, which is a 600 megawatt undersea electrical power interconnection between Westchester County and Long Island Power Authority's ("LIPA") transmission system at Sands Point, New York, allegedly sustained damage causing a rupture and leakage of dielectric fluid. NYPA has suggested that the damage to the Y-49 cables may have been caused by an anchor of Horizon Offshore Contractors, Inc.'s pipeline lay barge, the Gulf Horizon while constructing the Eastchester Extension. Iroquois is a party to an agreement with NYPA which provides, among other things, that in the event of damage to Y-49 cables resulting from Iroquois' or its contractor's negligence, acts, omissions or willful misconduct, Iroquois will indemnify NYPA for repair costs and the costs of replacement electrical capacity while the Y-49 cables are out of service, subject to NYPA's duty to mitigate damages.

On March 25, 2003, Iroquois received a letter via electronic mail from counsel representing NYPA and LIPA informing Iroquois that based on information currently known, NYPA and LIPA intend to hold Iroquois, Horizon Offshore Contractors, Inc. and Thales Geo Solutions, Inc. jointly and severally liable and responsible for the extent of their damages including emergency response costs, repair of the damaged electrical cables, loss of use and disruption of services, and any other damages arising or related to the incident. NYPA has not placed a specific dollar amount on the claim.

Iroquois is still in the process of investigating the incident and evaluating its rights, obligations and responsibilities with regard to the incident. Given the preliminary stage of this matter, at this time, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome. Under the terms of the construction contract between Horizon and Iroquois, Horizon is required to indemnify Iroquois for Horizon's negligence associated with the construction of the Eastchester Extension. Pursuant to the contract, Horizon named Iroquois as an additional named insured under their policies of insurance. Iroquois understands that Iroquois is covered by such policies to the extent that Horizon has assumed the liabilities under the contract with Iroquois. Iroquois has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible and has requested Horizon to assume its defense and hold it harmless, which Horizon has rejected.

Iroquois has placed its own underwriters on notice. Iroquois is currently investigating the applicability of all available insurance coverage.

No further material legal proceedings or material developments have occurred since December 31, 2002.

ITEMS 2-5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

Index to Exhibits

Exhibit
Number
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

1. The Company filed a Current Report on Form 8-K, dated February 7, 2003, reporting the withdrawal of the Company's certificate application filed with the Federal Energy Regulatory Commission to construct and operate its Eastern Long Island Expansion project.

2. The Company filed a Current Report on Form 8-K, dated April 10, 2003, reporting a press release announcing that effective April 15, 2003, E.J. "Jay" Holm became the President of Iroquois Pipeline Operating Company.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  (May 13, 2003)  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ E.J. Holm
                                    _________________
                                   E.J. Holm
                                   President


                                   /S/ Paul Bailey
                                    _________________
                                   Paul Bailey
                                   Vice President & Chief Financial Officer

I, E.J. Holm, the principle executive officer of the Company, certify that:

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

DATE: MAY 13, 2003


_____________________________
/S/ E.J. HOLM
E.J. HOLM
PRESIDENT


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

DATE: MAY 13, 2003


_______________________
/S/ PAUL BAILEY
PAUL BAILEY
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER