Form 10-Q
period 2003-06-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2003-08-11
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003




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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                        TABLE OF CONTENTS


                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended June 30, 2003 and 2002 and
          Six Months Ended June 30, 2003 and 2002               3
       Consolidated Balance Sheets - June 30, 2003
          and December 31, 2002                                 4
       Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2003 and 2002               5
       Consolidated Statement of Changes in Partners'
          Equity - Six Months Ended June 30, 2003               6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11
   ITEM 6.  Exhibits and Reports on Form 8K                    11

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                   2003      2002           2003      2002

OPERATING REVENUES, NET           $30,913   $30,960        $68,528   $63,842

OPERATING EXPENSES
 Operation and maintenance          6,348     5,534         12,069    11,055
 Depreciation and amortization      6,007     5,836         12,021    11,726
 Taxes other than income taxes      2,858     2,793          6,014     5,574

   Operating expenses              15,213    14,163         30,104    28,355

OPERATING INCOME                   15,700    16,797         38,424    35,487

OTHER INCOME/(EXPENSES)
Allowance for equity funds
  used during construction          2,045       497          3,460       856
 Other, net                            38        82             84       163
    Other income/(expenses)         2,083       579          3,544     1,019

INTEREST EXPENSE
Interest Expense                    8,286     6,298         16,532    12,624
 Interest Expense, Capitalized     (1,949)     (579)        (3,601)   (1,036)
 Interest Expense, Net              6,337     5,719         12,931    11,588

INCOME BEFORE TAXES                11,446    11,657         29,037    24,918

PROVISION FOR TAXES                 4,553     4,589         11,555     9,903

NET INCOME                          6,893     7,068         17,482    15,015

The accompanying notes are an integral part of these consolidated financial statements.


            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                               June 30,    December 31,
ASSETS                                           2003          2002
                                             (Unaudited)
CURRENT ASSETS
 Cash and temporary cash investments          $  23,032    $  21,620
 Accounts receivable - trade, net                 5,314        6,384
 Accounts receivable - affiliates                 4,927        5,470
 Other current assets                             2,679        3,838
   Total Current Assets                          35,952       37,312

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   801,599      796,647
 Construction work in progress                  207,983      125,951
                                              1,009,582      922,598
 Accumulated depreciation and amortization     (313,024)    (301,123)
   Natural Gas Transmission Plant, Net          696,558      621,475

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          15,868       14,080
 Regulatory assets - other                        1,567        1,661
 Other assets and deferred charges               13,766       14,857

   Total Other Assets and Deferred Charges       31,201       30,598

   TOTAL ASSETS                               $ 763,711    $ 689,385

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   9,869    $  16,703
 Accrued interest                                 4,806        6,839
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             3,817        3,780
 Other current liabilities                        2,583        3,999
   Total Current Liabilities                     43,297       53,543

LONG-TERM DEBT                                  438,889      385,000

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  4,556        4,635
 Other                                            2,139        2,281
   Total Other Non-Current Liabilities            6,695        6,916

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                      108,732      100,355
  Payable by Partners                           (92,864)     (86,275)
  Related to Other Comprehensive Income          (2,198)      (2,227)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  13,670       11,853
Commitments and Contingencies                       -            -
Total Liabilities                               502,551      457,312
Partners' Equity                                261,160      232,073

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 763,711    $ 689,385

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                          2003      2002
OPERATING ACTIVITIES:
 Net Income                                             $ 17,482   $ 15,015
 Adjusted for the following:
   Depreciation and amortization                          12,021     11,726
   Allowance for equity funds used during construction    (3,460)      (856)
   Deferred regulatory asset-income tax related           (1,788)       (84)
   Amounts equivalent to deferred income taxes             1,788         84
   Income and other taxes payable by partners             11,555      9,903
   Other assets and deferred charges                       1,091        641
   Other non-current liabilities                            (142)        37

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,613        402
      Other current assets                                 1,159      1,169
      Accounts payable                                    (6,834)    (3,511)
      Accrued interest                                    (2,033)       (16)
      Other current liabilities                           (1,379)      (771)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 31,073     33,739

INVESTING ACTIVITIES:
  Capital expenditures                                   (83,550)   (21,440)
     NET CASH USED IN INVESTING ACTIVITIES               (83,550)   (21,440)

FINANCING ACTIVITIES:
  Partner distributions                                       --         --
  Long-term debt borrowings                               65,000         --
  Repayments of long-term debt                           (11,111)   (11,111)
     NET CASH PROVIDED BY FINANCING ACTIVITIES            53,889    (11,111)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       1,412      1,188

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     21,620     21,715

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 23,032   $ 22,903

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 17,750   $ 12,277

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Six Months Ended June 30, 2003
                         (In Thousands)
                           (Unaudited)

PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2002                   $232,073

Year-to-date net income                          17,482

Taxes payable by Partners                        11,555

Other comprehensive income, net of tax               50

PARTNERS' EQUITY
BALANCE AT JUNE 30, 2003                       $261,160

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., referred to herein as Iroquois or the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2002 referred to herein as Iroquois' Form 10-K.

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

2. Comprehensive income consisted of the following:

(in thousands)                         Three months ended    Six months ended
                                           June 30,              June 30,
                                         2003    2002         2003     2002
Net income                              $6,893  $7,068       $17,482  $15,015
Other comprehensive income/(loss)
   Unrealized income/(loss)on interest
   rate hedge, net of tax                  (75)   (417)           50      (49)

Comprehensive income                    $6,818  $6,651       $17,532  $14,966



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

During the later part of 1999, the Company held negotiations with its shippers, which led to the settlement of certain remaining issues from previous rate cases between the Company and its shippers. The settlement received Federal Energy Regulatory Commission, or FERC, approval on February 10, 2000. The settlement provides for a schedule of rate reductions through the year 2003, generally precludes additional rate cases during this period initiated by Iroquois or by any shipper that was a settling party, and resolves all rate matters outstanding from the Company's previous two rate cases.

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                      Three months ended     Six months ended
Revenues and Volumes Delivered              June 30,              June 30,
                                          2003    2002          2003    2002
Revenues (dollars in millions)
Long-term firm reserved service          $ 28.1  $ 28.1        $ 59.0  $ 58.3
Short-term firm/interruptible/other <F1>    2.8     2.9           9.5     5.5
Total revenues                           $ 30.9  $ 31.0        $ 68.5  $ 63.8

Volumes delivered (million dekatherms)
Long-term firm reserved service            69.0    71.3         141.3   147.9
Short-term firm/interruptible/other <F1>    9.9     9.8          31.6    20.7
Total volumes delivered                    78.9    81.1         172.9   168.6

<F1>Short-term firm represents firm service contracts of less than one year.
Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

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

Three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002.

Revenues. Total revenues for the three-month period ended June 30, 2003 decreased $0.1 million or 0.3% compared to the three-month period ended
June 30, 2002. An increase in long-term firm revenues primarily attributable to additional capacity provided by Eastchester upstream facilities was offset by the rate decrease effective January 1, 2003 of approximately $0.01 per dekatherm. The slight decrease in short-term firm/interruptible/other revenues of approximately $0.1 million was attributable primarily to softer demand for interruptible services during the three-month period ended June 30, 2003 as compared to the same period in 2002.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Company's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $0.8 million for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. This increase was primarily due to increased insurance costs and outside services.

Other Income/(Expenses). Other income/(expenses) increased $1.5 million for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 due primarily to an increase in the allowance for equity funds used during construction, or equity AFUDC, of $1.5 million. The increase in the equity AFUDC primarily related to Iroquois' expenditures for the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $0.6 million for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 due to an increase in interest expense of $2.0 million partially offset by an increase in interest expense capitalized of $1.4 million. The increase in interest expense reflects an increase in Iroquois' average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down Iroquois' existing bank facility and the credit agreement was amended to permit draws, up to an aggregate of $120.0 million, to match construction expenditures. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.

Revenues. Total revenues for the six-month period ended June 30, 2003 increased $4.7 million or 7.4% compared to the six-month period ended
June 30, 2002. The increase in long-term firm revenues of $0.7 million was primarily attributable to additional capacity provided by Eastchester upstream facilities and a new negotiated rate long-term firm contract in the first quarter of 2003, partially offset by the rate decrease effective January 1, 2003 of approximately $0.01 per Dekatherm. The increase in short-term firm/interruptible/other revenues of approximately $4.0 million was attributable primarily to increased volumes for short-term firm and interruptible services resulting from stronger market demand for natural gas due to colder weather during the first quarter of 2003 as compared to the same period in 2002.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Company's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $1.0 million for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002, primarily due to increased insurance costs, and outside services.

Other Income/(Expenses). Other income/(expenses) for the six-month period ended June 30, 2003 increased $2.5 million over the six-month period ended June 30, 2002. The increase was primarily due to an increase in the equity AFUDC recorded for the Eastchester Extension of $2.6 million, partially offset by a decrease in interest income of $0.1 million resulting from declining interest rates and investment balances.

Interest Expense, Net. Interest expense, net increased $1.3 million for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002, due to a increase in interest expense of $3.9 million partially offset by an increase in interest expense capitalized of $2.6 million. The increase in interest expense reflects an increase in Iroquois' average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down Iroquois' existing bank facility and the credit agreement was amended to permit draws, up to an aggregate of $120.0 million, to match construction expenditures. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Provision for Taxes. Income tax expense increased approximately $1.7 million for the six-month period ended June 30, 2003 as compared to the same period in 2002. This increase was due primarily to an increase in taxable income.

Liquidity and Capital Resources
For the first six months of 2003, Iroquois' primary source of financing has been bank borrowings under its amended credit agreement and cash flow from operations. Iroquois' ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on Iroquois' existing facilities and expansion projects.

Net cash provided by operating activities decreased to $31.1 million in the second quarter of 2003 compared to $33.7 million in the second quarter of 2002, primarily due to a decrease in working capital partially offset by an increase in net income. Net cash flow related to financing activities increased by $65.0 million during the first six months of 2003, as compared to the same period in 2002, due to bank borrowings under Iroquois' amended credit agreement.

Iroquois also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of June 30, 2003 and December 31, 2002, there were no borrowings outstanding under this facility.

Capital expenditures for the first six months of 2003 were $84.0 million, compared to $21.4 million in 2002, reflecting primarily the increased construction activity related to the Eastchester Extension during the period.

Total capital expenditures for 2003 are estimated to be approximately $167.0 million, including approximately $162.0 million for the Eastchester Extension. (See Part II, Item I, 'Legal Proceedings' for a further discussion of the Eastchester Extension Project). The remaining capital expenditures for 2003 are primarily for the purchase of land for a compressor site, a meter station and interconnect, and various general plant purchases. Iroquois expects to fund its 2003 capital expenditures through additional borrowings under its existing credit facilities, and internal sources, including cash from operations and increased equity contributions (including limiting distributions to partners) in accordance with the partnership agreement. Iroquois' management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the second quarter of 2003 or during the same period in 2002.

Off-Balance Sheet Transactions
At June 30, 2003, the Company had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

Information Regarding Forward Looking Statements
This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Iroquois can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission; the timing and cost of Iroquois' expansion projects, including the Eastchester Extension, competitive conditions in the marketplace; changes in the receptivity of the financial markets to Iroquois or other oil and gas credits similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of Iroquois' Annual Report on Form 10-K, which is on file with the United States Securities and Exchange Commission.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                              RISK

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates and prices. The following discussion of Iroquois' risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those contemplated in the forward-looking statements. Iroquois handles market risks in accordance with established policies, which may include various derivative transactions.

The financial instruments held or issued by Iroquois are for purposes other than trading or speculation. Iroquois is exposed to risk resulting from interest rate changes on its variable-rate debt. Iroquois uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. Iroquois believes that there is no material market risk associated with these agreements. As of June 30, 2003, Iroquois had $91.1 million of variable-rate debt outstanding, of which approximately $33.3 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would negatively impact pre-tax earnings by approximately $0.6 million.

Iroquois' pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause Iroquois to recognize increased or decreased pension income or expense.

                    ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Company's management, including the Company's principle executive officer and chief financial officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, the Company's principle executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                   PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Company's legal proceedings is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Eastchester Certificate Application (FERC Docket No. CP00-232)
On April 28, 2000, Iroquois filed an application with the FERC to construct and operate its 'Eastchester Extension Project'. Under this proposal, as subsequently modified, Iroquois would construct and operate certain facilities, including additional compression facilities and approximately 36 miles of pipeline and associated facilities from Northport, Long Island to the Bronx, New York. Those proposed facilities would provide 230 MDth/d of natural gas per day to the New York City area. The Company would provide firm transportation service to the shippers with whom it has executed precedent agreements. On December 26, 2001, the FERC issued a certificate authorizing Iroquois to construct and operate the Eastchester facilities ('December 26 Order'). On January 25, 2002, Iroquois accepted the certificate.

On April 19, 2002, the Company began constructing its Eastchester Expansion Project, and a portion of the upstream facilities have been placed into service. Construction of the Long Island Sound portion of the project commenced in October, 2002. As a result of delays in obtaining certain construction authorizations and permits and delays related to construction incidents, management believes the projected in-service date of the entire Eastchester Extension Project will be late summer or early fall of 2003. Final project construction costs have increased and will likely exceed $290.0 million, rather than the $210.0 million estimated during the FERC's certificate process, and will likely reduce the Company's initial margins that were anticipated when the project application was initially filed with the FERC.

Athens Project (FERC Docket No. CP02-20-000)
On June 3, 2002, the FERC issued a certificate authorizing Iroquois to construct the Athens Project facilities. In light of various uncertainties associated with the Athens Project, Iroquois has investigated alternative means to provide the firm transportation service requested by the shipper.
As a result of that investigation, Iroquois intends to defer the commencement of construction of the second Athens compressor unit. By letter dated April 22, 2003, Iroquois requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the Commission granted Iroquois' request for a 1-year extension. On June 13, 2003, Athens Generating Company filed a request for rehearing in opposition to Iroquois' 1 year extension. On July 14, 2003, the FERC accepted Athens' request. The FERC stated that it anticipates issuing a decision on the merits of said request by September 15, 2003.


Brookfield Project (FERC Docket No. CP02-31-000)
On October 31, 2002 the FERC issued a certificate authorizing Iroquois to construct the Brookfield facilities.

Based on communications with its prospective customers regarding the timing of their needs of new firm transportation service, Iroquois has determined that a temporary deferral of the construction of the Brookfield Project is necessary. Specifically, Astoria Energy LLC, or Astoria, the largest shipper for the Brookfield Project, has requested that its service be deferred until November 1, 2005. On February 28, 2003, Iroquois and Astoria executed an amendment to its precedent agreements reflecting such a deferral. The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, has elected to terminate its precedent agreement, and Iroquois is currently marketing the Brookfield Project capacity entitlement relinquished by PPL to other potential shippers. As a result of these developments, on April 22, 2003 Iroquois requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted Iroquois' request and extended the construction completion date to November 1, 2005.

On June 27, 2003, Iroquois purchased real property at 60 High Meadow Road, Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. Per FERC approval, the site must be remediated before construction takes place. Site remediation is not expected to have a material impact on Iroquois' operating results or financial condition.

Eastchester Extension Project Incidents
On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Company d/b/a The Long Island Power Authority, or LIPA; and Connecticut Light and Power Company, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY was owned by Cal Dive International, Inc., a subcontractor of Iroquois' general contractor, Horizon Offshore Contractors, Inc.

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, Complaint of Cal Dive Int'l, Inc. as owner of DSV MR. SONNY, 02 Civ. 6397 (LDW)(ETB), seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, Iroquois, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA and CL&P filed third-party claims against Iroquois and its operating subsidiary, IPOC, as well as Horizon and Thales seeking recovery for its alleged losses. Iroquois filed cross claims against Horizon and Thales for indemnification in respect of LIPA's and CL&P's claims, and Horizon filed a third-party claim against Thales. LIPA and CL&P subsequently agreed to dismiss its claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

LIPA and CL&P estimate that the costs of repair will exceed $17.0 million. They also allege that they have suffered other, as yet unspecified consequential damages. No breakdown of these claims has been provided; however, LIPA and CL&P have informally advised that they anticipate these claims will exceed $10.0 million.

In addition to the foregoing, Iroquois has been advised that the Town of Huntington, New York, may assert a claim against the Company, alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident.

Under the terms of the construction contract between Horizon and Iroquois, Horizon is obligated to indemnify Iroquois for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named Iroquois as an additional named insured under Horizon's policies of insurance. Iroquois understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to Iroquois under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, Iroquois may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In any event, Iroquois believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, Iroquois' management believes that this matter will not have a material adverse affect on the Company's financial condition or results of operation.

On February 27, 2003, the New York Power Authority, or NYPA, informed Iroquois that one of four cables that comprised its Y-49 facility, which is a 600 megawatt undersea electrical power interconnection between Westchester County and LIPA's transmission system at Sands Point, New York, allegedly sustained damage causing a disruption of power transmission over the line and leakage of dielectric fluid. NYPA alleges that the damage was caused by an anchor of Horizon's pipeline lay barge, the GULF HORIZON, which was in the vicinity of NYPA's cable and was involved in work in the Eastchester Extension at the time of the casualty.

No litigation has been commenced as of yet; however, by letter dated March 25, 2003, counsel representing NYPA and LIPA informed Iroquois that they intend to hold Iroquois, Horizon and Horizon's subcontractor, Thales, jointly and severally liable for the full extent of their damages, which they allege includes emergency response costs, repair of the damaged electrical cable, loss of use and disruption of service, and certain other as yet unspecified damages arising out of or relating to the incident. To date, NYPA has not placed a specific dollar value on its claim.

Iroquois is a party to an agreement with NYPA which provides, among other things, that Iroquois will indemnify NYPA for damage to the Y-49 cables which results from Iroquois' or its contractors' negligent acts or omissions or willful misconduct. Under the terms of the construction contract between Horizon and Iroquois, Horizon is required to indemnify Iroquois for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. Pursuant to the contract, Horizon named Iroquois as an additional named insured under Horizon's policies of insurance. Iroquois is still investigating whether Horizon's insurance is adequate to cover Iroquois for its potential losses in this matter. Iroquois may also be entitled to indemnity as an additional insured under Thales' policies of insurance, although this matter is also still subject to further investigation.
Iroquois has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. Iroquois has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. Iroquois has also placed its own insurance underwriters on notice and is currently investigating the applicability of all available insurance coverage.

Iroquois is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities with regard to this incident. Given the preliminary stage of this matter, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

PG&E National Energy Group, Inc. (NEG) and its subsidiaries' bankruptcy filing
On July 8, 2003, PG&E Corporation reported that PG&E NEG and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition to PG&E NEG, the following subsidiaries also filed for bankruptcy protection: PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation (PG&E Power Corp), PG&E ET Investments Corporation, and US Gen New England, Inc. Iroquois has contracts in place with US Gen New England, Inc. (US Gen NE) and PG&E Energy Trading-Gas Corporation (PG&E Gas Corp).

US Gen NE has two firm transportation service agreements with Iroquois, one for 40,702 Dth/d which expires on 11/1/2013 and one for 12,000 Dth/d which expires on 4/1/2018. The total monthly demand charges for both contracts are $0.5 million. In the past, PG&E Gas Corp has utilized US Gen NE's capacity as a replacement shipper. As of this date, US Gen NE and PG&E Gas Corp, as its replacement shipper, have not fulfilled their payment obligations for the month of June under US Gen NE's firm service agreement totaling $0.5 million.

As security for firm services provided by Iroquois to US Gen NE, PG&E Gas Corp and PG&E Power Corp, Iroquois received a $1.7 million letter of credit issued by JPMorgan Chase Bank which expires on August 15, 2003. In light of US Gen NE and PG&E Gas Corp's failure to pay the June invoice, a request for demand on the letter of credit was made on July 24, 2003. On July 30, 2003, Iroquois received a wire transfer of $1.7 million from JPMorgan Chase Bank.

Additionally, PG&E Gas Corp has an interruptible service contract for 50,000 Dth/d and a park and loan service contract for 50,000 Dth/d. In addition to the letter of credit described above, PG&E Gas Corp has a $0.1 million cash deposit with Iroquois as prepayment security which can be drawn upon in the event that PG&E Gas Corp fails to provide payment in the future on its interruptible and park and loan services contracts.

No further material legal proceedings or material developments have occurred since December 31, 2002.


ITEMS 2-5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

Index to Exhibits

Exhibit
Number
31.1 Certification of the Chief Executive Officer to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  August 11, 2003        By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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