Form 10-Q
period 2003-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2003-11-14
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003




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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2003 and 2002 and
          Nine Months Ended September 30, 2003 and 2002         3
       Consolidated Balance Sheets - September 30, 2003
          and December 31, 2002                                 4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2003 and 2002         5
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2003         6
       Notes to Consolidated Financial Statements               6

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      7

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       11

   ITEM 4.  Controls and Procedures                            12


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  12
   ITEM 6.  Exhibits and Reports on Form 8K                    16

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   2003      2002           2003      2002

OPERATING REVENUES, NET           $29,628   $30,081        $98,156   $93,923

OPERATING EXPENSES
 Operation and maintenance          6,232     7,862         18,301    18,917
 Depreciation and amortization      6,024     5,912         18,045    17,638
 Taxes other than income taxes      3,281     2,694          9,295     8,267

   Operating expenses              15,537    16,468         45,641    44,822

OPERATING INCOME                   14,091    13,613         52,515    49,101

OTHER INCOME/(EXPENSES)
Allowance for equity funds
  used during construction          2,466       594          5,926     1,449
 Other, net                            56       (35)           140       200

INTEREST EXPENSE
Interest Expense                    8,463     7,176         24,995    19,800
Interest Expense Capitalized       (2,350)     (693)        (5,951)   (1,729)
   Interest Expense, Net            6,113     6,483         19,044    18,071

INCOME BEFORE TAXES                10,500     7,759         39,537    32,677

PROVISION FOR TAXES                 4,064     3,084         15,619    12,987

NET INCOME                          6,436     4,675         23,918    19,690

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                          (Unaudited)
                                            September 30,  December 31,
ASSETS                                           2003          2002
CURRENT ASSETS
 Cash and temporary cash investments          $  30,154    $  21,620
 Accounts receivable - trade, net                 5,193        6,384
 Accounts receivable - affiliates                 5,439        5,470
 Other current assets                             6,491        3,838
   Total Current Assets                          47,277       37,312

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                   802,199      796,647
 Construction work in progress                  244,615      125,951
                                              1,046,814      922,598
 Accumulated depreciation and amortization     (318,994)    (301,123)
   Natural Gas Transmission Plant, Net          727,820      621,475

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          17,781       14,080
 Regulatory assets - other                        1,520        1,661
 Other assets and deferred charges               13,893       14,857

   Total Other Assets and Deferred Charges       33,194       30,598

   TOTAL ASSETS                               $ 808,291    $ 689,385

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   9,418    $  16,703
 Accrued interest                                11,557        6,839
 Current portion of long-term debt               22,222       22,222
 Accrued property tax                             2,865        3,780
 Other current liabilities                        5,140        3,999
   Total Current Liabilities                     51,202       53,543

LONG-TERM DEBT                                  453,333      385,000

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  3,861        4,635
 Other                                            1,957        2,281
   Total Other Non-Current Liabilities            5,818        6,916

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                      113,600      100,355
  Payable by Partners                           (95,819)     (86,275)
  Related to Other Comprehensive Income          (1,920)      (2,227)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  15,861       11,853
Commitments and Contingencies                       -            -
Total Liabilities                               526,214      457,312
Partners' Equity                                282,077      232,073

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 808,291    $ 689,385

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                          2003      2002
OPERATING ACTIVITIES:
 Net Income                                             $ 23,918   $ 19,690
 Adjusted for the following:
   Depreciation and amortization                          18,045     17,638
   Allowance for equity funds used during construction    (5,926)    (1,449)
   Deferred regulatory asset-income tax related           (3,701)      (225)
   Amounts equivalent to deferred income taxes             3,701        225
   Income and other taxes payable by partners             15,619     12,987
   Other assets and deferred charges                         964     (8,962)
   Other non-current liabilities                            (324)     2,072

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,222      1,717
      Other current assets                                (2,653)    (2,112)
      Accounts payable                                    (7,285)    (5,016)
      Accrued interest                                     4,718      6,272
      Other current liabilities                              226     (1,605)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 48,524     41,232

INVESTING ACTIVITIES:
  Capital expenditures                                  (118,323)   (45,651)
     NET CASH USED IN INVESTING ACTIVITIES              (118,323)   (45,651)

FINANCING ACTIVITIES:
  Partner contributions                                   10,000         --
  Long-term debt borrowings                               85,000    200,000
  Repayments of long-term debt                           (16,667)  (158,888)
     NET CASH PROVIDED BY FINANCING ACTIVITIES            78,333     41,112

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       8,534     36,693

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD                                   21,620     21,715

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 30,154   $ 58,408

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 19,055   $ 12,932

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2003
                         (In Thousands)
                           (Unaudited)

PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2002                   $232,073

Year-to-date net income                          23,918

Taxes payable by Partners                        15,619

Partner Contributions                            10,000

Other comprehensive income, net of tax              467

PARTNERS' EQUITY
BALANCE AT SEPTEMBER 30, 2003                  $282,077

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

2. Comprehensive income consisted of the following:

(in thousands)                        Three months ended    Nine months ended
                                         September 30,        September 30,
                                         2003    2002         2003     2002
Net income                              $6,436  $4,675       $23,918  $19,690
Other comprehensive income/(loss)
   Unrealized income/(loss)on interest
   rate hedge, net of tax                  418  (1,041)          467   (1,090)

Comprehensive income                    $6,854  $3,634       $24,385  $18,600



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

In anticipation of the expiration of the settlement agreement of February 10, 2000, the Company began extensive negotiations in 2002 with its shippers regarding future rates. On August 29, 2003, Iroquois filed an Offer of Stipulation and Settlement Agreement (2003 Settlement) with the FERC, which implements four scheduled reductions to Iroquois' rates. Commencing January 1, 2004 through December 31, 2007, Iroquois will reduce rates by a total of approximately $0.05 per Dth over the term of the 2003 Settlement. The 2003 Settlement was uncontested, with no adverse comments or protests filed. In an order dated October 24, 2003, FERC approved the 2003 Settlement. The 2003 Settlement does not establish any rates, terms or conditions for Iroquois' Eastchester Extension Project (Eastchester Extension Project or Eastchester Extension) currently under construction.

Eastchester Extension Project
In the final phases of construction of Iroquois' Eastchester marine pipeline in Long Island Sound, work teams encountered a situation that will affect the project's costs and in-service date. In the area of the Y-49 electric cables owned by NYPA, the pipeline has become embedded in the soft soil of the bottom to a depth that has reduced the initial clearance between the pipe and two of the electric cables. Iroquois, NYPA and the appropriate regulatory agencies are working in a cooperative effort to assess and resolve this situation. The remedial work will be complex in nature and take place in close proximity to the Y-49 electric cables and the ultimate impact of these risks on project costs and schedule cannot be determined at this time.

As a result of delays in obtaining certain construction authorizations and permits, and delays related to construction incidents, management anticipates that the earliest projected in-service date of the fully complete Eastchester Extension Project will be December 2003. Final project construction costs have increased and are currently estimated at approximately $320.0 million, rather than the $290.0 million estimated in the Company's second quarter 2003 Form 10-Q report.

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                       Three months ended   Nine months ended
Revenues and Volumes Delivered            September 30,       September 30,
                                          2003    2002          2003    2002
Revenues (dollars in millions)
Long-term firm reserved service          $ 27.3  $ 27.2        $ 86.3  $ 85.5
Short-term firm/interruptible/other <F1>    2.4     2.9          11.9     8.4
Total revenues                           $ 29.7  $ 30.1        $ 98.2  $ 93.9

Volumes delivered (million dekatherms)
Long-term firm reserved service            71.5    76.3         212.8   224.2
Short-term firm/interruptible/other <F1>    9.9    10.5          41.5    31.2
Total volumes delivered                    81.4    86.8         254.3   255.4

<F1>Short-term firm represents firm service contracts of less than one year.
Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Company receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Company also has interruptible transportation service revenues which are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts having terms of less than one year as well as standard interruptible transportation service contracts. While it is common for pipelines to be obligated under their FERC-approved rate structures to share some of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois is not obligated to do so under the terms of its currently effective rate settlement described above. However, there can be no assurance that this will be the case in the future.

On July 8, 2003, PG&E Corporation reported that NEG and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include, PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. (US Gen NE).

US Gen NE had two firm transportation service agreements with Iroquois, one for 40,702 Dth/d which expires on November 1, 2013 and one for 12,000 Dth/d which expires on April 1, 2018. The total monthly demand charges for both contracts was $0.5 million. On September 5, 2003, the bankruptcy court authorized the rejection of US Gen NE's two firm transportation contracts. Iroquois has remarketed a portion of the capacity on a short-term basis and plans to continue to remarket and resell this capacity in the future.

Three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

Revenues. Total revenues for the three-month period ended September 30, 2003 decreased $0.4 million or 1.3% compared to the three-month period ended September 30, 2002. This decrease was primarily attributable to a decrease in short-term firm/interruptible/other revenues of approximately $0.5 million due to softer summer demand for interruptible services during the three-month period ended September 30, 2003 as compared to the same period in 2002. A slight $0.1 million increase in long-term firm revenues was primarily attributable to additional capacity provided by the mainline compression portion of the Eastchester facilities, partially offset by the rate decrease effective January 1, 2003 of approximately $0.01 per dekatherm.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Company's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense decreased $1.6 million for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002. This decrease was primarily due to a $2.0 million provision recorded in 2002 related to the Company's Eastern Long Island Project, which was deferred and subsequently written off. This decrease was partially offset by increased insurance costs and outside services.

Other Income/(Expenses). Other income/(expenses) increased $1.9 million to $2.5 million for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002 due almost entirely to an increase in the allowance for equity funds used during construction, or equity AFUDC. The increase in the equity AFUDC primarily related to Iroquois' expenditures for the Eastchester Extension.

Interest Expense, Net. Interest expense, net decreased by $0.4 million for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002 due to an increase in interest expense capitalized of $1.7 million, partially offset by an increase in interest expense of $1.3 million. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension. The increase in interest expense reflects an increase in Iroquois' average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down Iroquois' existing bank facility. The Company's credit agreement was amended to permit draws, up to an aggregate of $120.0 million, to match construction expenditures. As of September 30, 2003, this amount has been fully drawn by the Company.

Nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002.

Revenues. Total revenues for the nine-month period ended September 30, 2003 increased by $4.3 million or 4.6% compared to the nine-month period ended September 30, 2002. This increase was largely due to an increase in short-term firm/interruptible/other revenues of approximately $3.5 million, attributable primarily to increased volumes for short-term firm and interruptible services resulting from stronger market demand for natural gas due to colder weather during the first quarter of 2003 as compared to the same period in 2002. Long-term firm revenues increased by $0.8 million primarily due to additional capacity provided by the mainline compression portion of the Eastchester facilities and a new negotiated rate long-term firm contract in the first quarter of 2003, partially offset by the rate decrease effective January 1, 2003 of approximately $0.01 per Dekatherm.

Operation and Maintenance Expense. Operation and maintenance expense decreased by $0.6 million or 3.3%, for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002. This decrease was primarily due to a $2.0 million provision recorded in 2002 related to the Company's Eastern Long Island Project, which was deferred and subsequently written off. This decrease was partially offset by increased insurance costs.

Other Income/(Expenses). Other income/(expenses) for the nine-month period ended September 30, 2003 increased by $4.4 million over the nine-month period ended September 30, 2002 to $5.9 million. The increase was primarily due to an increase in the equity AFUDC recorded for the Eastchester Extension of $4.5 million, partially offset by a decrease in interest income of $0.1 million resulting from declining interest rates and investment balances.

Interest Expense, Net. Interest expense, net increased $1.0 million, or 5.4% for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002, due to a increase in interest expense of $5.2 million, partially offset by an increase in interest expense capitalized of $4.2 million. The increase in interest expense reflects an increase in Iroquois' average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down Iroquois' existing bank facility. The Company's credit agreement was amended to permit draws, up to an aggregate of $120.0 million, to match construction expenditures. As of September 30, 2003, this amount has been fully drawn by the Company. The increase in interest expense capitalized was primarily due to Iroquois' expenditures for the Eastchester Extension.

Provision for Taxes. Income tax expense increased approximately $2.6 million for the nine-month period ended September 30, 2003 as compared to the same period in 2002. This increase was due primarily to an increase in taxable income.

Liquidity and Capital Resources
For the first nine months of 2003, Iroquois' primary source of financing has been bank borrowings under its amended credit agreement, cash flow from operations and an equity contribution from its partners. Iroquois' ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on Iroquois' existing facilities and expansion projects.

Net cash provided by operating activities increased to $48.5 million in the third quarter of 2003 compared to $41.2 million in the third quarter of 2002, primarily due to an increase in net income and the effect of the 2002 increase in debt issuance costs associated with the financing related to the Eastchester Extension. Net cash flow related to financing activities increased by $37.2 million during the first nine months of 2003, as compared to the same period in 2002, due to net bank borrowings and debt repayments under Iroquois' amended credit agreement and an equity contribution from Iroquois' partners.

Iroquois also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of September 30, 2003 and December 31, 2002, there were no borrowings outstanding under this facility.

Capital expenditures for the first nine months of 2003 were $118.3 million, compared to $45.7 million in 2002, reflecting primarily the increased construction activity related to the Eastchester Extension during the period.

Total capital expenditures for 2003 are estimated to be approximately $163.1 million, including approximately $159.0 million for the Eastchester Extension. (See Part II, Item I, 'Legal Proceedings' for a further discussion of the Eastchester Extension Project). The remaining capital expenditures for 2003 are primarily related to the completion of the Eastchester Extension and various general plant purchases. Iroquois expects to fund its 2003 capital expenditures through additional borrowings under its existing credit facilities, and internal sources, including cash from operations and increased equity contributions (including limiting distributions to partners) in accordance with the partnership agreement. Iroquois' management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the third quarter of 2003 or during the same period in 2002. Partners made an equity contribution to Iroquois on September 30, 2003 which, in the aggregate, totaled $10.0 million. An additional $10.0 million equity contribution was made on October 23, 2003. There were no equity contributions made during the third quarter of 2002.

Off-Balance Sheet Transactions
At September 30, 2003, the Company had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

The financial instruments held or issued by Iroquois are for purposes other than trading or speculation. Iroquois is exposed to risk resulting from interest rate changes on its variable-rate debt. Iroquois uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. Iroquois believes that there is no material market risk associated with these agreements. As of September 30, 2003, Iroquois had $105.6 million of variable-rate debt outstanding, of which approximately $31.9 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would negatively impact pre-tax earnings by approximately $0.7 million.

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

Eastchester Certificate Application (FERC Docket No. CP00-232)
On April 28, 2000, Iroquois filed an application with the FERC to construct and operate its Eastchester Extension Project. Under this proposal, as subsequently modified, Iroquois would construct and operate certain facilities, including additional compression facilities and approximately 36 miles of pipeline and associated facilities from Northport, Long Island to the Bronx, New York. Those proposed facilities would provide 230 MDth/d of natural gas per day to the New York City area. The Company proposed to provide firm transportation service to the shippers with whom it executed precedent agreements. On December 26, 2001, the FERC issued a certificate authorizing Iroquois to construct and operate the Eastchester Extension Project ('December 26 Order'). On January 25, 2002, Iroquois accepted the certificate.

On April 19, 2002, the Company began constructing the Eastchester Extension Project, and a portion of the upstream facilities have been placed into service. Construction of the Long Island Sound portion of the project commenced in October 2002.

As a result of delays in obtaining certain construction authorizations and permits, and delays related to construction incidents, management anticipates that the earliest projected in-service date of the fully complete Eastchester Extension Project will be December 2003. Final project construction costs have increased and are currently estimated at approximately $320.0 million, rather than the $290.0 million estimated in the Company's second quarter 2003 Form 10-Q report. In early 2004, Iroquois intends to file with the FERC under
Section 4 of the Natural Gas Act a rate application to establish rates for transportation utilizing the Eastchester facilities. Iroquois anticipates such new rates will be put into effect, subject to refund, by mid 2004. It is impossible at this time to determine the outcome of the planned rate proceeding or the affect of the outcome on the Company's financial position and results of operations.

Athens Project (FERC Docket No. CP02-20-000)
On June 3, 2002, the FERC issued a certificate authorizing Iroquois to construct the Athens Project facilities that had been requested by one of the Company's shippers (Athens Generating Company). In light of various uncertainties associated with the Athens Project, Iroquois evaluated alternative means to provide the firm transportation service requested by the shipper. As a result of that evaluation, capacity was made available on an interim basis, allowing Iroquois to defer the commencement of construction of the Athens Project. By letter dated April 22, 2003, Iroquois requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the FERC granted Iroquois' request for the 1-year extension. On June 13, 2003, Athens Generating Company filed a request for rehearing in opposition to Iroquois' 1 year extension. On September 17, 2003 the FERC issued an order denying the request for rehearing.

Brookfield Project (FERC Docket No. CP02-31-000)
On October 31, 2002 the FERC issued a certificate authorizing Iroquois to construct the Brookfield Project facilities.

Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, Iroquois has determined that a temporary deferral of the construction of the Brookfield Project is necessary. Specifically, Astoria Energy LLC, or Astoria, the largest shipper for the Brookfield Project, had requested that its service be deferred until November 1, 2005. On February 28, 2003, Iroquois and Astoria executed an amendment to their precedent agreements reflecting this deferral. However, on August 1, 2003, Astoria elected to terminate its precedent agreements with Iroquois.

Iroquois plans, however, to continue to work directly with Astoria regarding its future natural gas transportation requirements pending Astoria's financing of its proposed electric generating facility for which it has a power purchase agreement with Consolidated Edison Company of New York, Inc.

The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, has also elected to terminate its precedent agreement, and Iroquois is currently remarketing the Brookfield Project capacity entitlement relinquished by PPL to other potential shippers.

In anticipation of these developments, on April 22, 2003, Iroquois requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted Iroquois' request and extended the construction completion date to November 1, 2005.

On June 27, 2003, Iroquois purchased real property at 60 High Meadow Road, Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. In accordance with the FERC approval, the site must be remediated before construction takes place. Site remediation is not expected to have a material adverse impact on Iroquois' operating results or financial condition. The Connecticut Department of Environmental Protection is currently reviewing the project's site remediation plan and scope of work schedule.

Eastchester Project Incidents
On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Company d/b/a The Long Island Power Authority, or LIPA, and Connecticut Light and Power Company, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY is owned by Cal Dive International, Inc., a subcontractor of Iroquois' general contractor, Horizon Offshore Contractors, Inc.

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, Iroquois, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA and CL&P filed third-party claims against Iroquois and its operating subsidiary, IPOC, as well as Horizon and Thales seeking recovery for its alleged losses. Iroquois filed cross claims against Horizon and Thales for indemnification in respect of LIPA's and CL&P's claims, and Horizon filed a third-party claim against Thales. LIPA and CL&P subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

LIPA and CL&P are claiming a total of $34.2 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages.

In addition to the foregoing, Iroquois has been advised that the Town of Huntington, New York may assert a claim against the Company alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident.

Under the terms of the construction contract between Horizon and Iroquois, Horizon is obligated to indemnify Iroquois for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named Iroquois as an additional named insured under Horizon's policies of insurance. Iroquois understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to Iroquois under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, Iroquois may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In any event, Iroquois believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, Iroquois' management believes that this matter will not have a material adverse affect on the Company's financial condition or results of operations.

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

Iroquois is a party to an agreement with NYPA which provides, among other things, that Iroquois will indemnify NYPA for damage to the Y-49 cables which results from Iroquois' or its contractors' negligent acts or omissions or willful misconduct. Under the terms of the construction contract between Horizon and Iroquois, Horizon is required to indemnify Iroquois for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. Pursuant to the contract, Horizon named Iroquois as an additional named insured under Horizon's policies of insurance. Iroquois is still investigating whether Horizon's insurance is adequate to cover Iroquois for its potential losses in this matter. Iroquois may also be entitled to indemnity as an additional insured under Thales' policies of insurance, although this matter is also still subject to further investigation.
Iroquois has placed Horizon and its underwriters on notice that it intend to hold Horizon responsible. Iroquois has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. Iroquois has also placed its own insurance underwriters on notice and is currently investigating the applicability of all available insurance coverage.

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. On November 12, 2003, Iroquois filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit Iroquois to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. Iroquois also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to NYPA as a result of the NYPA cable incident as well as all losses suffered by Iroquois as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Iroquois/Horizon construction contract, which claims are unrelated to the NYPA cable incident.

Iroquois is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the preliminary stage of this matter, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

In the final phases of construction of Iroquois' Eastchester marine pipeline in Long Island Sound, work teams encountered a situation that will affect the project's costs and in-service date. In the area of the Y-49 electric cables owned by NYPA, the pipeline has become embedded in the soft soil of the bottom to a depth that has reduced the initial clearance between the pipe and two of the electric cables. Iroquois, NYPA and the appropriate regulatory agencies are working in a cooperative effort to assess and resolve this situation. The remedial work will be complex in nature and take place in close proximity to the Y-49 electric cables and the ultimate impact of these risks on project costs and schedule cannot be determined at this time.

Iroquois has also learned that there may have been one or more violations by the contractor of the exclusionary zones established around certain specified areas of possible cultural resources, namely underwater archeological sites such as shipwrecks, along the pipeline's marine route. At this time, Iroquois has no information that any sites were in fact damaged and Iroquois' investigation in this matter is ongoing. Iroquois has informed the Federal Energy Regulatory Commission and the New York State Office of Parks, Recreation and Historic Preservation of this matter. At this time, Iroquois is unable to determine if there will be any material adverse affect on the company's financial condition and results of operations due to this matter.

PG&E National Energy Group, Inc.(NEG) and its Subsidiaries' Bankruptcy Filing On July 8, 2003, PG&E Corporation reported that NEG and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include, PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. (US Gen NE).

US Gen NE had two firm transportation service agreements with Iroquois, one for 40,702 Dth/d which expires on November 1, 2013 and one for 12,000 Dth/d which expires on April 1, 2018. The total monthly demand charges for both contracts was $0.5 million. On September 5, 2003, the bankruptcy court authorized the rejection of US Gen NE's two firm transportation contracts. Iroquois has remarketed a portion of the capacity on a short-term basis and plans to continue to remarket and resell this capacity in the future.

On October 15, 2003, Iroquois filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts.

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

Index to Exhibits

Exhibit
Number
31.1 Certification of the Chief Executive Officer to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b) The Company filed a Current Report on form 8-K, dated October 3, 2003 reporting a situation that was encountered in the final phases of construction of Iroquois' Eastchester Marine pipeline in Long Island Sound, which will delay the project's in-service date and increase the project's cost.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  November 14, 2003      By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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