Form 10-K
period 2003-12-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2004-03-30
CIK 1118488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           ----------------------------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       Or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to        .

                           ----------------------------

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

                           ----------------------------

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

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

          Form 10-K Annual Report, for the year ended December 31, 2003

                                Table of Contents
                                                                            Page
                                                                            ----

Special Note Regarding Forward-Looking Statements..............................1

                                     PART I.

ITEM 1.  BUSINESS..............................................................3

ITEM 2.  PROPERTIES...........................................................19

ITEM 3.  LEGAL PROCEEDINGS....................................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................23

                           PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS..........................................23

ITEM 6.  SELECTED FINANCIAL DATA..............................................23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................25

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK....................................................36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................36

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES...................................36

                           PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP..................38

ITEM 11. EXECUTIVE COMPENSATION...............................................40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................46

                           PART IV.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................46

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K..............................................48


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

               o regulatory, legislative and judicial developments, particularly with respect to regulation by the Federal Energy Regulatory Commission, or the FERC;

               o the outcome of litigation to which the Partnership is a party;

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

                                    PART I.

ITEM 1.  BUSINESS

Introduction

          Iroquois Gas Transmission System, L.P., or the Partnership, is a Delaware limited partnership. It owns and operates a 412-mile interstate natural gas transmission pipeline from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York including an approximate 36-mile mainline extension from Northport, New York through the Long Island Sound to Hunts Point, New York. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the FERC. The Partnership was organized in 1989 and commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies. The Partnership's pipeline system connects at four locations with three interstate pipelines and also connects with the pipeline system of TransCanada PipeLines Limited (the "TransCanada System") at the Canada-United States border near Waddington, New York.

          The Partnership provides transportation service to its shippers under transportation service contracts, which provide for either firm reserved service or interruptible service. Firm reserved transportation service contracts are either long-term, multi-year contracts or short-term contracts of less than one year. Under firm reserved transportation contracts, a certain amount of the Partnership's pipeline system's capacity is reserved for the use of a shipper. Under interruptible transportation service contracts, a shipper's access to the Partnership's pipeline system depends upon the availability of pipeline system capacity on any given day. As of December 31, 2003, the Partnership had 35 shippers with long-term firm reserved transportation service contracts for 1,113 thousands of dekatherms per day. As of December 31, 2003, approximately 82% of the Partnership's subscribed pipeline capacity was contracted under firm reserved transportation service contracts that continue through at least November 1, 2011.

          The partners and their respective interests in the Partnership are as follows:

                                                                    Percentage
                                                                     Ownership
    Ultimate Parent of Partner    Name of Partner                     Interest
    --------------------------    ---------------                     --------

    TransCanada PipeLines         TransCanada Iroquois Ltd.           29.0%
       Limited                    TCPL Northeast Ltd.                11.96%

    KeySpan Corporation           NorthEast Transmission              19.4%
                                      Company
                                  KeySpan IGTS Corp.                  1.0%

    Dominion Resources, Inc.      Dominion Iroquois, Inc.            24.72%

    National Energy & Gas         JMC-Iroquois, Inc.                  4.93%
    Transmission, Inc.            Iroquois Pipeline Investment, LLC   0.84%

    Energy East Corporation       TEN Transmission Company            4.87%

    New Jersey Resources          NJNR Pipeline Company               3.28%
         Corporation


          Iroquois Pipeline Operating Company, or IPOC, a wholly owned subsidiary of the Partnership, is the operator of the Partnership's pipeline system and is responsible for the day-to-day management of the pipeline system pursuant to an operating agreement entered into between the Partnership and IPOC on January 10, 1989, as amended and restated on February 28, 1997, that expires on November 11, 2011 and renews on a yearly basis thereafter.

Description of the Pipeline

          Pipeline Facilities. The Partnership's pipeline system extends 412 miles from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York and includes the recently completed Eastchester/New York City expansion of its pipeline system, consisting of an approximate 36-mile mainline extension, referred to as the Eastchester Extension, running from the mainline on Long Island near Northport, New York, through the Long Island Sound to Hunts Point, New York. The pipeline system offers access to natural gas supplies in Western Canada to local gas distribution companies, electric utilities, electric power generators and natural gas marketers operating in the New York and New England power grids.

          Compressor Stations. Compressor stations increase the pressure of natural gas flowing through the Partnership's pipeline system, increasing its capacity and the volume of natural gas that can be shipped under contract. In May 1992, the FERC approved construction of the Partnership's first compressor station located in Wright, New York. This station went into service in November 1993 and by that year-end, the volumes under contract had increased to 648.6 MDth/d. A second compressor station, in Croghan, New York, was commissioned in December 1994, expanding firm reserved service to 758.9 MDth/d. The Partnership's third compressor station, located in Athens, New York, commenced operation on November 1, 1998. Also as part of the Eastchester Extension, the Partnership added two new compressor stations at Boonville and Dover, New York, additional compression at the existing Croghan and Wright compressor station and cooling facilities at the Wright and Athens, New York compressor stations. As of December 31, 2003, the Partnership had firm reserved transportation contracts in place to deliver 1,113 MDth/d of natural gas.

          Metering Stations and Interconnects. The Partnership receives natural gas from the TransCanada System at the Canada-United States border near Waddington, New York and delivers gas in New York and Connecticut through meters tied directly to end-user markets. The Partnership's pipeline system operates and maintains a total of 21 delivery meters with a combined capacity of approximately 6.3 MMDth/d. Each meter station consists of a separate control building that contains gas measurement equipment and electrical and instrumentation devices. The Partnership also delivers gas to the other major natural gas pipelines in the Northeast through its interconnections at four locations with three interstate pipelines and also connects with the TransCanada System. The Partnership also has interconnections with the New York Facilities System at South Commack, Long Island and Hunts Point, New York. The New York Facilities System is a pipeline system owned and used by both Consolidated Edison Company of New York, or Con Ed, and KeySpan Corporation.

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

          Operations. The gas control center houses the gas management, control and computer systems required to operate the pipeline system and dispatch gas. A backup gas control center is located in Oxford, Connecticut. In the event that neither of these control centers is available, the Partnership's entire pipeline system can be monitored and operated from the Wright, New York compressor station. The Partnership has operated the pipeline system with regular and continuous maintenance since it commenced operations. Inspections and tests have been performed at prescribed intervals to ensure the integrity of the system. These include periodic corrosion surveys, testing of relief and over-pressure devices and periodic aerial inspections of the right-of-way, all conforming to the United States Department of Transportation regulations. Such actions have allowed the Partnership to maintain high operational availability of its system, in particular, its compressors. Availability is a measure of the overall reliability of a compressor. During the last six years, the average availability of the Partnership's compressor units has ranged from 95% to 99%. In addition, because multiple compressor stations are operational, the system is capable of achieving high levels of throughput even when one or more compressor units are experiencing an outage.

Transportation Services and Shippers

          The design capacity of the Partnership's mainline pipeline system is subscribed under firm reserved transportation service contracts with 35 shippers. Under the firm reserved transportation service contracts, the pipeline receives natural gas on behalf of shippers at designated receipt points and transports the gas on a firm basis up to each shipper's maximum daily quantity. As of December 31, 2003, approximately 82% of the subscribed capacity of the Partnership's pipeline system was contractually committed through at least November 1, 2011. The Partnership has also entered into several short-term (less than one year) firm reserved transportation service contracts and numerous interruptible transportation service contracts. Reservation and variable fees are payable under firm reserved transportation service contracts and depend on the volume of gas shipped and the zone within which the gas is shipped. The Partnership's pipeline is currently divided into two zones: Zone One covers the mainline from Waddington to Wright, New York and Zone Two covers the territory from Wright, New York through Connecticut to South Commack, Long Island, New York. The Partnership is also authorized by the FERC to enter into "negotiated rate" contracts with shippers. To date, the Partnership has entered into a limited number of negotiated rate contracts for short-term firm transportation service.

          The Partnership's shippers under firm transportation service contracts consist of major electric and gas utility companies, marketers, gas producers and independent electric generating companies. KeySpan Corporation and National Energy & Gas Transmission, Inc. (f/k/a PG&E National Energy Group), through their affiliates, each accounted for more than 10% of the Partnership's revenues for the year ended December 31, 2003. Approximately 48% of the Partnership's existing pipeline system firm reserved capacity was contracted to affiliates of the Partnership's partners as of December 31, 2003.

          As of the Eastchester Expansion in-service date of February 5, 2004, six shippers had contracted for service on the expansion totaling 210 MDth/d. Approximately 71% of this capacity is contracted through at least February 1, 2013. On January 2, 2004 the Partnership submitted a request to the FERC to establish incremental rates for the Eastchester Expansion shippers and secondary access rates for existing shippers to deliver at Hunts Point, New York. The new rates were requested to take effect on February 2, 2004. The filing requested a single incremental rate applied to delivery of gas to Eastchester shippers with the cost borne entirely in the monthly demand charge and thereby eliminating a commodity charge. Existing shippers could deliver gas to Hunts Point by paying a charge up to the difference between the Eastchester Rate and their existing rate. By order issued on January 30, 2004, the FERC accepted the rate filing making the rates effective July 1, 2004 subject to refund and subject to the outcome of hearings.

          On April 8, 2003, in the Partnership's Docket No. RP03-304, the FERC approved an incremental fuel charge for Eastchester shippers up to a limit of 4.5% of their receipt quantity. Fuel charged to Eastchester shippers may be up to 4.5 times the rate charged to the Partnership's existing shippers and will apply to the Eastchester contracts regardless of the delivery point selected and to existing shippers who choose to deliver gas to Hunts Point, New York.

          The Partnership's FERC-approved tariff provides that, subject to certain exceptions, the Partnership has the right to require that firm transportation shippers have an investment grade rating or obtain a written shipper guarantee from a third party with an investment grade rating. During 2003 and 2002, the energy industry, which includes the Partnership's firm transportation shippers, experienced significant credit and liquidity issues and credit rating agency downgrades. As of December 31, 2003, the weighted average credit rating of the Partnership's shippers which are rated or have parental guarantees or letters of credit in place, representing 88.8% of the pipeline system's contracted capacity, was A3 (based on Moody's Investor Services) and A- (based on Standard and Poor's (S&P)). The weighted average credit rating of all shippers, including those who have made other credit support arrangements that the Partnership finds satisfactory, was A3 (Moody's) and BBB+ (S&P). The weighted average credit rating was determined by converting the S&P and Moody's ratings into internal numerical ratings ranging from 1 to 22, with 1 being equivalent to AAA/Aaa by S&P and Moody's and 22 being D or Default by S&P and Moody's. For purposes of this analysis, those non-rated shippers who have made other credit support arrangements were either assigned an assumed investment grade rating, or the ratings of their parent were used.


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

          In February 2004, the Partnership concluded construction of the Eastchester Extension. The new line, located primarily in the Long Island Sound and progressing down the East River, proceeds on land for approximately 4,000 feet, connecting with the northern section of the gas distribution facilities of the Consolidated Edison Company of New York, or ConEd. Under precedent agreements, which contained conditions that had to be satisfied before a contract for firm transportation service was signed, five project shippers agreed to subscribe for all of the Eastchester Extension's 230 MDth/d of transportation capacity. On December 26, 2001, the FERC issued a certificate authorizing the Partnership to construct and operate the Eastchester Extension. On January 25, 2002, the Partnership accepted the terms of the certificate. A condition in the December 26 order required that, prior to commencing construction, the project shippers execute firm service agreements with 10-year terms for the entire 230 MDth/d of transportation capacity proposed to be built. This condition was based on the precedent agreements with the five project shippers. However, as a result of uncertainty and a slowdown in the energy market, exacerbated by various bankruptcy proceedings and the resulting examination, both internal and external, of the financial health of a variety of other energy market participants, certain Eastchester shippers that were obligated under the precedent agreements to execute firm transportation service agreements failed to do so. On February 28, 2002, the Partnership filed a request with the FERC to commence construction even if service contracts for the full 230 MDth/d of service had not been executed. On March 13, 2002, the FERC granted the Partnership's request. As a result, the Partnership did not have executed contracts for 100% of the total project capacity prior to commencing construction of the Eastchester Extension. To date, the Partnership has contracted with shippers for 210 MDth/d of transportation services in connection with the Eastchester Extension.

          Construction of the portion of the Eastchester Extension located in the Long Island Sound commenced in October 2002. However, as a result of delays in obtaining certain construction authorizations and permits, and delays related to construction incidents, the in-service date of the completed Eastchester Extension was February 5, 2004, and the Partnership's management believes that the final construction costs will be approximately $334 million, rather than the $210.0 million estimated during the FERC certification process, and will likely reduce the Partnership's initial margins that were anticipated when the project application was filed with the FERC.

          Initial Eastchester throughput for the full month of February 2004 averaged 44 MDth/d or 21% of the contracted capacity, although full demand charges are being paid by the shippers. The Partnership believes this initial percentage is due to the February 5 in-service date of the project and the incremental fuel assessed to the Eastchester contracts. Capacity utilization will likely be somewhat seasonal and will increase when the New York City prices are high enough to offset the higher cost of fuel. Utilization should increase over time as market demand grows.

          On November 8, 2001, the Partnership filed an application with the FERC to construct and operate a second compressor unit at the Partnership's existing Athens, New York compressor station. The Athens Project is designed to provide up to 70 MDth/d of firm transportation services to Athens Generating Company, L.P., with whom the Partnership has executed a firm transportation agreement for this service. On June 3, 2002, the FERC issued a certificate authorizing the Partnership to construct the Athens Project. However, the Partnership anticipates that it will have adequate capacity to serve the initial 70 MDth/d transportation needs of Athens Generating. On May 14, 2003, the Partnership applied for and received from the FERC a deferral of the completion of construction until December 3, 2004. Athens Generating is owned by Gen Holdings I, LLC, a subsidiary of National Energy & Gas Transmission, Inc. (NEGT). On January 16, 2003, NEGT announced that it had agreed to cooperate with any reasonable proposal by its lenders regarding the disposition of certain of its generating assets, including Athens Generating, in connection with defaults under various debt agreements. The Partnership is awaiting further developments in connection with the announcement. (See Note 7 to the Consolidated Financial Statements.)

          On November 20, 2001, the Partnership filed an application to construct and operate a new compressor station to be located in Brookfield, Connecticut. This facility is designed to provide up to 85 MDth/d of firm transportation service to southern Long Island and the New York City area. The Partnership would provide firm transportation service to shippers with whom it has executed precedent agreements. On October 31, 2002, the FERC issued a certificate authorizing the construction of the Brookfield Project. On December 2, 2002, the Partnership filed a request for clarification or re-hearing with respect to the fuel rate that would be paid by shippers using the Brookfield Project facilities. On February 3, 2003, the FERC issued an order stating that all shippers using the Eastchester Facilities, including Brookfield Project shippers utilizing the Eastchester facilities, will be required to pay incremental fuel costs.

          Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership has determined that a temporary deferral of the construction of the Brookfield Project was necessary. On April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005. Both original Brookfield Project Shippers, PPL Energy Plus, LLC and Astoria Energy LLC have terminated their precedent agreements with the Partnership. For additional information, see Note 7 to the Consolidated Financial Statements included elsewhere in this annual report.

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

          Regulatory Proceedings. After extensive negotiations between the Partnership, its customers and other interested parties, on August 29, 2003, the Partnership filed with the FERC an offer of Stipulation and Settlement Agreement in Docket No. RP03-589, which implements four scheduled reductions to the Partnership's rates. The central objective of the negotiations was to extend the principles underlying the Partnership's December 17, 1999 settlement in Docket No. RP94-72, et al., which established the rates under which the Partnership currently provides service. By order dated October 24, 2003, the FERC approved the settlement. The principal elements of the settlement are:

               o a reduction in maximum demand rates phased-in over a four-year period that began on January 1, 2004;

               o neither the settlement rates nor any principles underlying the settlement apply to the Eastchester Extension, which was certificated in Docket No. CP00-232-000;

               o    the ability of the Partnership to file a rate case under
                    Section 4 of the Natural Gas Act is limited to establishing rates for the Eastchester Extension, while parties retain all rights to challenge the Partnership's proposed Eastchester rates. Additionally, the settlement provides that the Partnership will establish, in a separate proceeding, a maximum recourse tariff rate for non-Eastchester shippers that use the Eastchester Extension. Eastchester shippers would also pay the applicable incremental fuel charge approved by the FERC in an unpublished delegated letter order issued April 8, 2003 in Docket No. RP03-304-000.

               o a rate moratorium under which the Partnership may not file an application to increase rates pursuant to the Natural Gas Act prior to July 1, 2007, with any subsequent increase effective no earlier than January 1, 2008. Further, no party may file for reductions in rates pursuant to the Natural Gas Act prior to March 1, 2007 or receive such reductions prior to January 1, 2008 (the rate settlement contains certain limited exceptions to the moratorium for tariff changes not intended to effect changes in the Partnership's firm reserved service quality or rates); and

               o retention by the Partnership of revenues associated with new volumes, facilities, services or classes of service added during the term of the settlement.

          The settlement establishes the Partnership's base tariff recourse rates, or settlement rates, for the years 2004, 2005, 2006 and 2007. The settlement rates reflect annual step-downs, which over the term of the settlement will reduce the Partnership's transportation rates by approximately 13%, i.e., the 100% load factor interzone rate will be reduce from the existing level of $0.4234 per Dth, to the January 1, 2007 level of $0.3700 per Dth, for a total cumulative reduction of $0.0534 per Dth. Based on 2004 long-term firm service contracts, the settlement will result in reductions in revenues of $3.8 million in 2004, $1.5 million in 2005, $1.0 million in 2006 and $2.5 million in 2007. Under the settlement, the first step-down in rates becomes effective on July 1, 2004.

          Eastchester Extension Rate Case filed with the FERC. The Partnership received final approval and was issued a certificate to construct the Eastchester Extension on December 26, 2001 in Docket No. CP00-232-000. Construction on the extension was completed in late January 2004 and the project commenced service on February 5, 2004. In anticipation of the in-service date, on January 2, 2004, the Partnership submitted its rate filing pursuant to
Section 4 of the Natural Gas Act (NGA), 15 U.S.C. ss. 717c, and Part 154 (18 C.F.R. Part 154) of the regulations of the FERC.

          The Partnership's rate filing, Docket No. RP04-136-000, establishes incremental rates for the Eastchester Extension as well as resulting secondary access rates for delivery to the Eastchester delivery point by existing non-Eastchester shippers. The Partnership is proposing an Eastchester rate of $0.8444 per Dth on a 100% load factor basis, which would increase annual revenues from Eastchester service by $17.0 million based on a total cost of service of $70.9 million. The proposed Eastchester rates were developed using a base period consisting of 12 months of actual experience through September 30, 2003, as adjusted for known and measurable changes projected to occur during the test period ending June 30, 2004. By order issued on January 30, 2004, the FERC accepted the rate filing making the rates effective July 1, 2004 subject to refund and subject to the outcome of hearings.

          On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005.

          Rulemaking on FERC's Regulation of Transportation Services. On February 9, 2000, the FERC adopted its Order No. 637. Order No. 637 is intended to increase efficiency as the market for natural gas continues to become more open and competitive. As a result of Order No. 637, interstate pipelines have greater flexibility in tailoring the firm reserved services they offer to customers and customers have improved opportunities to resell their unused firm reserved transportation service in the secondary market, thus potentially enhancing the value of firm pipeline service to customers.

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

          As required by Order No. 637, the Partnership filed pro forma tariff sheets with the FERC. In response to various interim orders issued by the FERC, the Partnership submitted numerous additional compliance filings in 2003, which were ultimately accepted by the FERC.

Management believes all Order No. 637 requirements have been met. See Note 7 to the Consolidated Financial Statements included elsewhere in this annual report.

          Rulemaking on FERC's Standard of Conduct for Transportation Providers. On November 25, 2003, the FERC issued Order No. 2004 in FERC Docket No. RM01-10. According to the FERC, Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. By June 1, 2004 the Partnership will post its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.

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

          Current Operations. At each of the Partnership's five natural gas compressor stations, IPOC routinely monitors environmental standards and controls and, to date, IPOC has found that environmental permits and regulations are being complied with in all material respects. Additionally, IPOC intends to monitor environmental standards and controls at all new facilities.

          Settlement of Federal and State Investigations. On May 23, 1996, as part of a resolution of federal criminal and civil investigations of the construction of certain of the Partnership's pipeline facilities, IPOC pled guilty to four felony violations of the Clean Water Act and entered into consent decrees under the Clean Water Act in four federal judicial districts. Although not a named defendant, the Partnership signed the plea agreement and consent decrees and is bound by their terms. The Partnership also entered into related settlements with the State of New York, the FERC and the Department of Transportation. Under these various agreements, the Partnership and IPOC agreed to pay $22.0 million in fines and penalties and to take remedial measures. The Partnership and IPOC are taking certain actions and adopting a number of procedures to reduce their risk of noncompliance with environmental regulations in the future. In August 1996, as a result of settlement of the federal proceedings, IPOC was placed by the Environmental Protection Agency on a list that excludes IPOC from federal financial and other assistance under federal programs and limits IPOC's ability to do business with U.S. government agencies. In the future, it is IPOC's intention to seek removal from this list. This has not had, and the Partnership does not expect it to have, a material adverse impact on the Partnership's business.

Employees

          The Partnership does not directly employ its personnel. The Partnership's personnel and services are provided by IPOC, its wholly owned subsidiary, pursuant to the Partnership's operating agreement with IPOC. The Partnership reimburses IPOC for all reasonable expenses incurred in operating the Partnership's pipeline system including salaries and wages and related taxes and benefits. As of December 31, 2003, IPOC had 123 employees.

Risk Factors

          The Partnership's business involves significant risks and uncertainties including those described below.

The Partnership may not be able to maintain its contracts with existing shippers or enter into contracts with new shippers

          As of December 31, 2003, approximately 82% of the subscribed capacity of the Partnership's pipeline system was contracted through at least November 1, 2011. The Partnership cannot give any assurances that it will be able to extend or replace these contracts at the end of their initial terms or that, if the Partnership does extend or replace its existing firm reserved transportation service contracts, it will be able to do so at the maximum rates that the FERC will authorize it to charge. The extension or replacement of the existing long-term contracts with the Partnership's shippers and its ability to enter into similar contracts for the total increased capacity of its pipeline system to be generated by its expansions depends on a number of factors beyond the Partnership's control, including:

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

          If the Partnership materially breaches its obligations under any transportation service contract, the affected shipper may have various remedies, including termination of its transportation service contract. The Partnership cannot assure that it will be able to replace a contract terminated for breach with a comparable contract. If these contracts are terminated or are not extended or replaced with comparable contracts, or if the Partnership is unable to secure contracts for all the capacity to be generated by its expansions, the Partnership's cash flows and ability to service its outstanding senior notes may be adversely affected.

The Partnership is dependent on the performance of its shippers

          The Partnership is dependent upon shippers for revenues from contracted transportation capacity on its pipeline system. The firm reserved transportation service contracts obligate the shippers to pay reservation charges regardless of whether or not they use their reserved capacity to transport natural gas on the pipeline system, subject to limited rights in favor of the shippers in certain circumstances to receive reservation charge credits. As a result, the Partnership's profitability generally depends upon the continued creditworthiness of the shippers rather than upon the amount of natural gas transported. During 2002 and continuing in 2003, the energy industry, which includes the Partnership's firm transportation shippers, experienced significant credit and liquidity issues and credit rating agency downgrades.

          On July 8, 2003, PG&E Corporation reported that NEGT (f/k/a PG&E National Energy Group) and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include, PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. (US Gen NE).

          US Gen NE had two firm transportation service agreements with the Partnership, one for 40,702 Dth/d which expires on November 1, 2013 and one for 12,000 Dth/d which expires on April 1, 2018. The total monthly demand charges for both contracts was $0.5 million. On September 5, 2003, the bankruptcy court authorized the rejection of US Gen NE's two firm transportation contracts. The Partnership has remarketed a portion of the capacity on a short-term basis and plans to continue to remarket and resell this capacity in the future. There can be no assurance, however, that shippers will not default on their payment obligations for transportation services provided in the future.

          The Partnership's rates are calculated on the basis of an assumed contracted capacity and its revenue projections assume that shippers will pay these rates as required by their contracts. A prolonged economic downturn in the energy industry or a broader economic downturn affecting the northeastern Unites States could negatively affect the ability of some or all of the shippers to fulfill their obligations under the transportation service contracts. A failure to pay by any of its shippers, for any length of time during which the Partnership does not succeed in obtaining a creditworthy replacement shipper would decrease the Partnership's revenues and cash flows and could have an adverse impact on the Partnership's ability to make payments on its outstanding senior notes.

Changes in regulation and rates may adversely affect the Partnership's results of operations

          Because its pipeline system is an interstate natural gas pipeline, the Partnership is subject to regulation as a "natural gas company" under the Natural Gas Act of 1938, as amended, or the Natural Gas Act. The Natural Gas Act makes the rates the Partnership can charge its shippers and other terms and conditions of service subject to FERC review and the possibility of modification in rate proceedings. Under the Natural Gas Act, the Partnership's rates must be "just and reasonable," as determined by the FERC. In rate review proceedings, the FERC has the responsibility to ensure that the rates that interstate pipelines, such as the Partnership's, charge are not greater than those necessary to enable the pipeline to recover the costs incurred to construct, own, operate and maintain its pipeline system and to afford the pipeline an opportunity to earn a reasonable rate of return. Under FERC regulations, shippers have the opportunity to contest the Partnership's rates and tariff structure. The Partnership cannot assure that the FERC will not alter or refine its preferred methodology for establishing pipeline rates and tariff structure. It is possible that changes in the FERC's ratemaking policies could result in lower rates than those the Partnership could charge under the existing methodology, or could make a large proportion of the Partnership's rate subject to recovery on the basis of actual quantities of natural gas that the Partnership transports, rather than on the basis of firm capacity reservations. Such changes could therefore adversely affect the Partnership's revenues and ability to service its senior notes.

          Under the terms of the transportation service contracts and in accordance with the FERC's rate making principles, the Partnership is only permitted to recover costs associated with the construction and operation of its pipeline system which are actually, reasonably and prudently incurred and are included in its pipeline system's regulatory rate base. There can be no assurance that all costs the Partnership incurs, including costs incurred in constructing its expansions, will be recoverable through its rates.

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

Lawsuits against the Partnership could adversely affect its operating results

          In the course of expanding its natural gas pipeline and related facilities, the Partnership faces typical construction risks, including, but not limited to, risks relating to the existence of sensitive property owned by third parties and environmental and geological problems. In constructing the Eastchester Extension, the Partnership faced particular risks associated with the construction of a large, mainly underwater, pipeline. During construction, certain undersea electric transmission cables owned by the Long Island Power Authority and Connecticut Light and Power Company were allegedly damaged and/or severed as a result of an allision with an anchor deployed by the DSV Mr. Sonny, a work vessel owned and operated by a subcontractor taking part in the construction of the Eastchester Extension. Additionally, the Y-49 facility, which is a 600 megawatt undersea electrical power interconnection between Westchester County and LIPA's transmission system at Sands Point, New York, allegedly sustained damage causing a disruption of power transmission over the line and leakage of dielectric fluid. NYPA alleges that the damage was caused by an anchor of Horizon's pipeline lay barge, the GULF HORIZON, which was in the vicinity of NYPA's cable and was involved in work in the Eastchester Extension at the time of the casualty. As a result of these incidents, litigation is currently pending against the Partnership. It is unknown at this time whether there will be material adverse effects on the Partnership's financial condition as a result of this litigation. For additional information about this litigation, see "Item 3. Legal Proceedings" below. For a description of additional legal proceedings in which the Partnership is currently involved, see Note 7 to the Consolidated Financial Statements appearing elsewhere in this annual report.

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

ITEM 2.  PROPERTIES

          The Partnership's principal executive office is located in Shelton, Connecticut in approximately 33,422 square feet of leased office space under a lease agreement that expires on April 30, 2011. On December 19, 2003, the Partnership exercised an option to cancel approximately 4,300 square feet of that space through written notification to the landlord of the Shelton office and by making a one-time payment to the landlord of approximately $50,000. The cancellation of that portion of the lease will become effective on January 1, 2005. The Partnership also leases approximately 14,000 square feet of warehouse and office space in Oxford, Connecticut under a lease agreement that expires on March 31, 2006. The Partnership believes that its facilities are adequate for its current operations and that additional leased space can be obtained if needed.

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

ITEM 3.  LEGAL PROCEEDINGS

          On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Company d/b/a The Long Island Power Authority, or LIPA, and Connecticut Light and Power Company, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY allegedly is owned by Cal Dive International, Inc., a subcontractor of the Partnership's general contractor, Horizon Offshore Contractors, Inc.

          On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the "Cable Interests") filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for its alleged losses. The Partnership filed cross claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

          The Cable Interests are claiming a total of $34.2 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages.

          In addition to the foregoing, the Partnership has been advised that the Town of Huntington, New York may assert a claim against the Partnership alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident.

          Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to the Partnership under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, the Partnership may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In addition, Thales's underwriters have sent a letter to Thales, which was forwarded to the Partnership's counsel on March 12, 2004, agreeing to indemnify the Partnership in accordance with the indemnity provision in the Horizon/Thales contract. This indemnity is subject to the policies' terms and limit of $10,000,000.00. The details of this arrangement are being negotiated. In any event, the Partnership believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, the Partnership's management believes that this matter will not have a material adverse effect on the Partnership's financial condition or results of operations.

          On February 27, 2003, the New York Power Authority, or NYPA, informed the Partnership that one of four cables that comprised its Y-49 facility, which is a 600 megawatt undersea electrical power interconnection between Westchester County and LIPA's transmission system at Sands Point, New York, allegedly sustained damage causing a disruption of power transmission over the line and leakage of dielectric fluid. NYPA alleges that the damage was caused by an anchor of Horizon's pipeline lay barge, the GULF HORIZON, which was in the vicinity of NYPA's cable and was involved in work in the Eastchester Extension at the time of the casualty.

          By letter dated March 25, 2003, counsel representing NYPA and LIPA informed the Partnership that they intend to hold the Partnership, Horizon and Horizon's subcontractor, Thales, jointly and severally liable for the full extent of their damages, which they allege includes emergency response costs, repair of the damaged electrical cable, loss of use and disruption of service, and certain other as yet unspecified damages arising out of or relating to the incident.

          The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. Pursuant to the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity as an additional insured under Thales' policies of insurance, although this matter is also still subject to further investigation. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and is currently investigating the applicability of all available insurance coverages.

         On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. NYPA and LIPA (collectively, the "Y-49 Cable Interests") also have filed claims in the limitation action asserting total damages of approximately $21 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both have filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales has joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action.

          The Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

          The Partnership has also learned that as part of the Eastchester construction there may have been one or more violations by the contractor of the exclusionary zones established around certain specified areas of possible cultural resources, namely underwater archeological sites such as shipwrecks, along the pipeline's marine route and the contractor may have placed anchors outside the authorized construction corridor. At this time, the Partnership has no information that any sites were in fact damaged and the Partnership's investigation in this matter is ongoing. The Partnership has informed the FERC and the New York State Office of Parks, Recreation and Historic Preservation of this matter. At this time, the Partnership is unable to determine if there will be any material adverse effect on the Partnership's financial condition and results of operations due to this matter.

Eastchester-Horizon Suit

          On January 20, 2004, Horizon filed a complaint against the Partnership and IPOC in the Supreme Court of the State Of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40.0 million. The Partnership is in the process of preparing a rigorous defense to Horizon's claims; it has served an answer and will file substantial claims in state and/or federal court against Horizon for Horizon's actions during the Eastchester construction work. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

Cal Dive International, Inc.

          On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive International, Inc. ("Cal Dive") filed a Mechanic's Lien totaling $3.3 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon Offshore Contractors,

Inc. ("Horizon") and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, intends to post a bond to discharge the Mechanic's Lien.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

          On January 28, 2004, Anthony Capobianco filed a complaint against Iroquois Gas Transmission System, L.P., Iroquois Pipeline Operating Company and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc. ("Hallen"), sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10.0 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

ITEM 6.  SELECTED FINANCIAL DATA


          The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's financial statements, including the notes thereto, appearing elsewhere in this annual report. The income statement, balance sheet and cash flow data for the years ended

December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the Partnership's financial statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.

                                                                  Year ended December 31,
                                                   ------------------------------------------------------
                                                   2003         2002         2001        2000        1999
                                                   ----         ----         ----        ----        ----
                                                          (In thousands of dollars, except ratios)
    Income Statement Data:
    Operating revenues...................         $132,009       $126,320    $128,270    $127,234   $123,919
    Operating expenses:
        Operation and maintenance........           26,081         26,112      22,108      21,119     21,534
        Depreciation and amortization....           24,090         23,684      23,847      23,609     21,976
        Taxes other than income taxes....           12,333         11,206      10,953      11,156     11,449
                                                ----------      ---------   ---------   ---------  ---------
          Total operating expenses.......           62,504         61,002      56,908      55,884     54,959
    Operating income.....................           69,505         65,318      71,362      71,350     68,960
    Other income and (expenses)..........            8,850          2,708       1,829       1,824      1,419
                                                ----------      ---------   ---------   ---------  ---------
    Income before interest charges, taxes and
    cumulative effect of change in accounting
    principle                                       78,355         68,026      73,191      73,174     70,379
        Net interest expense.............           24,819         25,148      28,067      31,139     30,621
                                                ----------      ---------   ---------   ---------  ---------
    Income before taxes and cumulative effect
    of change in accounting principle....           53,536         42,878      45,124      42,035     39,758
        Provisions for taxes(1)..........           21,435         16,911      18,275      17,083     15,580
                                                ----------      ---------   ---------   ---------  ---------
    Income before cumulative effect
    of change in accounting principle               32,101         25,967      26,849      24,952     24,178
                                                ----------      ---------   ---------   ---------  ---------
    Cumulative effect of change in accounting
    principle, net of tax                            3,715              -           -           -          -
                                                ----------      ---------   ---------   ---------  ---------
    Net Income                                    $ 35,816       $ 25,967    $ 26,849    $ 24,952   $ 24,178
                                                ==========      =========   =========   =========  =========

    Cash Flow Data:

    Net cash from operating
        activities.......................          $75,046       $ 68,782    $ 77,265    $ 57,181   $ 57,961
    Capital expenditures.................         $153,100       $109,433     $36,340      $8,268     $7,718

    Balance Sheet Data
    (at End of Period):
        Net property, plant and equipment         $759,343       $621,475    $533,219    $520,172   $534,806
    Total assets.........................         $848,705       $689,385    $591,745    $584,368   $594,851
    Long-term debt, including
        current maturities...............         $470,000       $407,222    $366,666    $388,889   $336,664
    Partners' capital....................         $312,643       $232,073    $190,764    $169,423   $227,388

_________________________________

(1) The payment of income taxes is the responsibility of partners of the Partnership. The Partnership's approved rates, however, include an allowance for taxes (calculated as if it was a corporation) and the FERC requires the Partnership to record such taxes in its partnership records to reflect the taxes payable by its partners as a result of the Partnership's operations. These taxes are recorded without regard to whether each partner can utilize its share of the Partnership's tax deductions. The Partnership's rate base, for rate-making purposes, is reduced by the amount equivalent to accumulated deferred income taxes in calculating the required return.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          The Partnership owns and operates a 412-mile interstate natural gas transmission pipeline that extends from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York and includes the Eastchester Extension. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and exchanges throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the FERC. The Partnership commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies. The Partnership's pipeline system connects at four locations with three interstate pipelines and also connects with the pipeline system of TransCanada PipeLines Limited at the Canada-United States border near Waddington, New York.

          The Partnership began constructing the Eastchester Extension on April 19, 2002. As part of the Eastchester Extension, the Partnership made modifications to its three existing compressor stations and constructed two new compressor stations in Dover, New York and Boonville, New York. Construction of the Long Island Sound portion of the Eastchester Extension commenced in October 2002. As a result of delays in obtaining certain construction authorizations and permits and delays related to construction incidents, Eastchester Extension was placed into service on February 5, 2004. Management believes that final project construction costs will be approximately $334 million, rather than the $210.0 million in project costs estimated during the FERC's certification process, and will likely reduce the Partnership's initial margins that were anticipated when the project application was filed with the FERC. See Note 7 to the Consolidated Financial Statements included elsewhere in this annual report.

          The Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. On December 17, 1999, the Partnership filed with the FERC a settlement of various outstanding rate matters (Docket Nos. RP97-126 and RP94-72). Pursuant to the settlement the parties agreed to a rate moratorium whereby, with limited exceptions, no new rates could be placed in effect on the Partnership's system until January 1, 2004. In light of the expiration of the 1999 rate moratorium, the Partnership renegotiated its effective transportation rates with its customers and on August 29, 2003 filed a new four-year rate settlement with the FERC in Docket No. RP03-589. On October 24, 2003, the FERC approved the settlement which, as noted below, approved new settlement rates for the Partnership's existing mainline customers and, with limited exception, provided that no change to the mainline settlement rates may be placed in effect on the Partnership's mainline system until December 31, 2007.

          The settlement establishes the Partnership's base tariff recourse rates, or settlement rates, for the years 2004, 2005, 2006, and 2007. The settlement rates reflect annual step-downs, which over the term of the settlement will reduce the Partnership's transportation rates by approximately 13% (e.g., the 100% load factor interzone rate will be reduced from the existing level of $0.4234 per Dth, to the January 1, 2007 level of $0.3700 per Dth, for a total cumulative reduction of $0.0534 per Dth). Based on long-term firm service contracts as of December 31, 2003, the settlement will result in reductions in revenues of $3.8 million in 2004, $1.5 million in 2005, $1 million in 2006 and $2.5 million in 2007. Under the settlement the first step-down in rates becomes effective on July 1, 2004. The settlement does not establish any rates, terms or conditions for the Eastchester Extension.

          Outlook

          While the gas-fired electric generation building cycle has slowed in New England, there is a significant effort by the state of New York to encourage additional gas-fired generation within the state, as demonstrated by the recent solicitation for generating capacity by Consolidated Edison, the Long Island Power Authority and the New York Power Authority. The development of additional gas supply remains a challenge for the natural gas industry. However, the announcement of several new liquefied natural gas (LNG) terminals in the Northeast increases the potential for new gas supply to the region and enhances the opportunity for further penetration of natural gas into energy markets.

          Obtaining permits for projects in the Northeast remains a significant challenge. This however, may benefit the Partnership given its recent completion of a new meter delivery point into New York City through its Eastchester Extension, since companies with an existing infrastructure will have an advantage over companies proposing new infrastructure, in light of the risks in obtaining permits.

Results of Operations

          The components of Operating Revenues and Volumes Transported for the past three years are provided in the following table:

                                                         Year ended
                                                        December 31,
                                                 -------------------------------
  Revenues and Volumes Transported
                                                   2003       2002       2001
                                                   ----       ----       ----

  Revenues (dollars in millions)
           Long-term firm reserved service        $115.6     $114.8     $119.1
           Short-term firm (1)                       8.8        4.1        5.5
           Interruptible/other (1)                   7.6        7.4        3.7
                                                     ---        ---        ---
                    Total revenues                $132.0     $126.3     $128.3

  Volumes Transported (millions of dekatherms)
           Long-term firm reserved service         289.7      300.7      281.8
           Short-term firm (1)                      23.1       11.4       15.7
           Interruptible/other (1)                  32.4       32.3       20.6
                                                    ----       ----       ----
                    Total volumes transported      345.2      344.4      318.1

(1) Short-term represents firm service contracts of less than one year. Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

          Revenues

          As discussed above, the Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Partnership's firm revenues are primarily derived from long-term contracts and are not directly affected by fluctuations in volumes. The Partnership also has interruptible transportation service revenues which, although small relative to overall revenues, are at the margin and thus can have a significant impact on its net income. Interruptible transportation service revenues include short-term firm reserved transportation service contracts of less than one-year terms as well as standard interruptible transportation service contracts. While it is common for pipelines to have some form of required revenue sharing of their interruptible transportation service revenues with long-term firm reserved service shippers, the Partnership does not. However, the Partnership cannot assure that this will be the case in the future.

          2003 compared to 2002

          Total revenues increased by $5.7 million, or 4.5%, to $132.0 million for 2003 from $126.3 million for the prior year. This increase was largely due to an increase in short-term firm revenues of approximately $4.7 million, attributable primarily to increased volumes for short-term firm service resulting from stronger market demand for natural gas due to colder weather during the first quarter of 2003 as compared to the same period in 2002. Long-term firm revenues increased by $0.8 million primarily due to additional capacity provided by the mainline compression portion of the Eastchester facilities and a new negotiated rate long-term firm contract in the first quarter of 2003, partially offset by the rate decrease effective January 1, 2003 of approximately $0.01 per Dth. The Partnership's firm revenues are primarily derived from long-term contracts and are not directly impacted by fluctuations in volumes.

          2002 compared to 2001

          Total revenues decreased by $2.0 million, or 1.6%, to $126.3 million for 2002 from $128.3 million for the prior year. Long-term firm revenues for 2002 decreased $4.3 million from the prior year primarily due to a rate decrease of $.024 cents per Dth in 2002. The rate decrease resulted in a $6.1 million decrease in long-term firm revenues for 2002 which was partially offset by new long-term firm contracts in place in 2002. Short-term firm revenues for 2002 decreased $1.4 million from the prior year while interruptible/other revenues increased $3.7 million over 2001 levels due primarily to a shift in demand for services from short-term firm to interruptible.

          Operation and Maintenance Expense

          Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. The Partnership expects that there will be normal increases in payroll, benefits and insurance expenses due to expected inflationary trends.

          2003 compared to 2002

          Operation and maintenance expense was $26.1 million for each of 2003 and 2002. Operation and maintenance expense for 2003 included a $0.7 million write-off related to the Partnership's investment in its Western Leg project as well as increases related to insurance, regulatory expenses, outside services expense and rent expense. Operation and maintenance expense for 2002 included a $2.2 million write-off related to the Partnership's investment in its Eastern Long Island, or ELI, project which had been withdrawn from FERC certification.

          2002 compared to 2001

          Operation and maintenance expense increased by $4.0 million, or 18.1%, to $26.1 million for 2002 from $22.1 million for 2001. The increase was due to the write-off of the ELI project in 2002, increased payroll and benefits expense as well as higher outside service and insurance costs in 2002.

          Taxes Other Than Income Taxes

          Taxes other than income taxes consist primarily of municipal property taxes and payroll taxes. With the Eastchester Extension being placed into service in 2004, the Partnership expects that municipal property taxes will continue to increase as municipalities begin to place that property on their tax rolls.

          As of December 31, 2003, the Partnership changed its method of accounting for municipal property taxes to provide a better matching of property tax expense with the receipt of services provided by the municipalities. Most municipalities in Connecticut assess property values as of October 1 of each year (lien date) with payments due the following July 1, for the year beginning that July 1. Most New York municipalities assess property values as of July 1 (lien date) with payments due the following January 1 for the year beginning that January 1. New York school districts also follow a similar process.

          Through the calendar year ended December 31, 2002, the Partnership accrued property taxes based on estimated assessments beginning on the lien date. For the calendar year ended December 31, 2003, the Partnership began to recognize the actual property tax expense over the same period that the towns recognize the income from those taxes. The cumulative effect of this change in accounting for municipal property taxes, all of which is recognized in the quarter ended December 31, 2003 is a reduction to expense of approximately $6.2 million before income taxes and $3.7 million after income taxes, and is reflected on the income statement as a cumulative effect of change in accounting principle. If the Partnership had accounted for property taxes in this manner for 2002 and 2001, the amounts that would have been reported as property tax expense for these years would not have been significantly different than what is actually reported. This one-time change in accounting principle is not expected to have a significant effect on future property tax expense.

          2003 compared to 2002

          Taxes other than income taxes increased by $1.1 million, or 9.8%, to $12.3 million for 2003 from $11.2 million for 2002 primarily due to increased assessments, partially reflecting the in-service of modifications to existing compressor stations added as part of the Eastchester Extension in 2002.

          2002 compared to 2001

          Taxes other than income taxes increased by $0.2 million, or 1.8%, to $11.2 million for 2003 from $11.0 million for 2002, partially due to increases in property assessments.

          Other Income and Expenses

          Other income includes certain investment income and the net of income and expense adjustments not recognized elsewhere.

          2003 compared to 2002

          Other income and expenses increased by $6.2 million, or 229.6%, to $8.9 million for 2003 from $2.7 million for 2002, primarily as a result of an increase in allowance for equity funds used during construction, or Equity AFUDC, of $6.4 million to $8.7 million for 2003 from $2.3 million for 2002. This increase was due primarily to the Partnership's expenditures for the Eastchester Extension. The increase was partially offset by a decrease in interest income of approximately $0.2 million in 2003 compared to 2002 primarily due to a decrease in the interest rate realized from investments as well as lower average cash balances during 2003.

          2002 compared to 2001

          Other income and expenses increased by $0.9 million, or 50.0%, to $2.7 million for 2002 from $1.8 million for 2001, primarily as a result of an increase in Equity AFUDC of $1.9 million to $2.3 million for 2002 from $0.4 million for 2001. This increase was due primarily to the Partnership's expenditures for the Eastchester Extension. The increase was partially offset by a decrease in interest income of approximately $1.0 million in 2002 compared to 2001 primarily due to a decrease in the interest rate realized from investments as well as lower average cash balances during 2002.

          Interest Expense

          Interest expense relates primarily to borrowings associated with the Partnership's construction projects, most recently the Eastchester Extension.

          2003 compared to 2002

          Interest expense increased $5.5 million, or 19.7%, to $33.4 million for 2003 from $27.9 million for 2002. The increase in interest expense reflects an increase in the Partnership's average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down the Partnership's existing bank facility, which included a $22.2 million prepayment. The Partnership's credit agreement was amended to permit the Partnership to draw on that facility, up to an aggregate of $120.0 million, to match construction expenditures. As of December 31, 2003, this amount had been fully drawn by the Partnership. The details of the bond offering are discussed in Note 3 to the Consolidated Financial Statements.

          Allowance for borrowed funds used during construction increased $5.8 million to $8.5 million for 2003 as compared to 2002 primarily due to the Partnership's expenditures for the Eastchester Extension.

          2002 compared to 2001

          Interest expense decreased $0.8 million to $27.9 million for 2002 from $28.7 million in 2001 primarily due to a lower average long-term debt balance due to scheduled debt repayments and lower interest rates on floating rate debt during the first half of 2002. This decrease was partially offset by an increase in interest expense in the second half of 2002, reflecting an increase in the Partnership's average debt balance due primarily to the $170.0 million bond offering which was completed in August 2002.

          Allowance for borrowed funds used during construction increased $2.1 million to $2.7 million for 2002 as compared to 2001 primarily due to the Partnership's expenditures for the Eastchester Extension.

          Income Taxes

          Provision for taxes increased $4.5 million in 2003 compared to 2002 due primarily to an increase in taxable income. Provision for taxes decreased $1.4 million in 2002 compared to 2001 due primarily to a decrease in taxable income.

Liquidity and Capital Resources

          The Partnership's primary source of financing has been cash flow from operations, its offerings of senior notes, bank borrowings and partner equity contributions. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects.

          Net cash provided by operating activities increased by $6.2 million to $75.0 million in 2003 from $68.8 million in 2002 and decreased by $8.5 million to $68.8 million in 2002 from $77.3 million in 2001, primarily due to the effects of an increase in debt issuance costs, in 2002, associated with the financing completed on August 14, 2002 related to the Eastchester Extension, as more fully described below. Additionally, the revenue increase from 2002 to 2003 also contributed to the increase in net cash provided by operating activities.

          Net cash flow related to financing activities increased by $52.2 million to $92.8 million in 2003 from $40.6 million in 2002 due to the net effects of the 2002 Eastchester Extension financing more fully described below. Net cash flow related to financing activities increased by $84.8 million to $40.6 million in 2002 from ($44.2) million in 2001, due to the Eastchester Extension financing. No new borrowings were made in 2001.

          On August 14, 2002, the Partnership issued $170.0 million of senior unsecured notes that mature on October 31, 2027. The proceeds from the sale of the notes were used to repay a portion of the first tranche of term loans under the Partnership's amended credit agreement. This agreement provided for borrowings from time to time against a second tranche of term loans in an aggregate amount not to exceed $120.0 million, which, with cash from operations and additional partner equity contributions, were used to finance the remaining construction of the Eastchester Extension and for general corporate purposes. As of December 31, 2003, the full amount of the second tranche of term loans of $120.0 million was drawn. As of December 31, 2003, the debt outstanding under the Partnership's amended credit agreement net of scheduled debt repayments was $100.0 million.

          On August 9, 2000, the Partnership entered into an interest rate swap agreement to hedge a portion of the interest rate risk on its credit facilities. The interest rate swap agreement terminates on the last business day in May 2009. Under its terms, the Partnership agreed to pay a fixed rate of 6.82% on an initial notional amount of $25.0 million, which is being amortized during the term of the interest rate swap agreement, in return for payment of a floating rate of 3-month LIBOR on the amortizing notional amount. The Partnership also agreed to grant an option to the swap counter-party to enter into an additional interest rate swap agreement. The option was exercised on December 26, 2000 with a termination date on the last business day in May 2009. This additional interest swap agreement has the same fixed and floating rate terms as the initial interest rate swap agreement and is for an initial notional amount of $24.3 million, which is being amortized during the term of the additional interest rate swap agreement. The two interest swap agreements were amended on August 14, 2002 to match the term of the Partnership's amended credit agreement, which was also completed on that date. As of December 31, 2003 and December 31, 2002, the aggregate notional principal amount of these two swaps was $30.6 million and $36.1 million, respectively. The fair value of these interest rate swaps, net of taxes at December 31, 2003 and December 31, 2002, was ($2.0) million and ($2.8) million, respectively.

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

          The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million. As of December 31, 2002, there were no amounts outstanding under this facility.

          Capital expenditures for 2003 were $153.1 million, compared to $109.4 million in 2002, reflecting primarily the increased construction activity related to the Eastchester Extension during the year. In addition, there were expenditures associated with a compressor station site, general plant purchases and other miscellaneous projects. Capital expenditures in 2002 also consisted of expenditures relating to the Eastchester Extension, expenditures associated with a meter station and interconnect, a compressor station, general plant purchases and other miscellaneous projects. In 2001, capital expenditures of $36.4 million were related to the Eastchester Extension, as well as general plant purchases and other minor projects.

          Total capital expenditures for 2004 are estimated to be approximately $30.9 million, including approximately $27.7 million for the completion of the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases. The Partnership expects to fund its 2004 capital expenditures through internal sources, including cash from operations and increased equity (by limiting distribution to partners) in accordance with the partnership agreement. The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during 2003 or 2002. Total cash distributions to partners of $22.0 million were made during 2001. Partners made equity contributions to the Partnership during 2003, which, in the aggregate, totaled $20.0 million. There were no equity contributions made in 2002 or 2001.

Off-Balance Sheet Transactions

          At December 31, 2003, the Partnership had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position, or results of operations.

Contractual Obligations

          The Partnership is committed to making payments in the future on two types of contracts: long-term debt and leases. The Partnership has no off-balance sheet debt or other such unrecorded obligations and has not guaranteed the debt of any other party. Below is a schedule of the future payments the Partnership was obligated to make based on agreements in place as of December 31, 2003 (in thousands of dollars).


                                      Less than                                    More than
                         Total         1 Year      1 to 3 Years   3 to 5 Years      5 Years
                         -----         ------      ------------   ------------      -------
Long-Term Debt         $480,000        $32,222        $44,444        $44,564        $358,770

Transportation by
Others (1)               25,920          3,240          6,480          6,480           9,720

Operating Leases         10,028            920          1,513          1,488           6,107

Pension
Contributions             1,251          1,251             __             __              __
                       --------        -------        -------        -------        --------
Total Contractual
Obligations            $517,199        $37,633        $52,437        $52,532        $374,597
                       ========        =======        =======        =======        ========

(1) Rates are based on known 2004 levels. Beyond 2004, demand rates are subject to change.


New Accounting Standards

          In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 primarily amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as financing activity in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Partnership's financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument as a liability if that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material impact on the Partnership's financial condition or results of operations.

          In December 2003, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132 requires that expanded disclosures on pension and other post retirement benefit plans be included in financial statements for fiscal years ending on or after Dec. 15, 2003. The Partnership has adopted SFAS No. 132. See Note 10.

          In January 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R provides guidance on the identification of, and the financial reporting for, entities over which control is achieved through means other than voting rights, known as "variable interest entities." FIN 46R provides guidance for determining whether consolidation is required. Certain variable interest entities must be consolidated by the primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R was effective immediately for all new variable interest entities created or acquired after Jan. 31, 2003. The Partnership did not have any interests in any variable interest entities during any of the current reporting periods. The application of FIN 46R had no material impact on the Partnership's financial condition or results of operations.

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

          Regulatory accounting

          The Partnership follows accounting policies prescribed by GAAP and the FERC. As a rate-regulated Partnership, the Partnership is subject to the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". The application of SFAS 71 results in differences in the timing of recognition of certain revenues and expenses from that of other businesses and industries. The Partnership's gas transmission business remains subject to rate-regulation and continues to meet the criteria for application of SFAS 71. This ratemaking process results in the recording of regulatory assets based on current and future cash inflows. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. As of December 31, 2003 and 2002, the Partnership recorded regulatory assets of $20.6 million and $15.7 million, respectively. The Partnership continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. The Partnership expects to fully recover these regulatory assets in its rates. If future recovery of costs ceases to be probable, the Partnership would be required to charge these assets to current earnings. However, impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

          Derivatives and hedging

          The Partnership utilizes derivative contracts to hedge interest rate risk associated with the Partnership's existing variable rate debt, and to hedge the net proceeds of new fixed rate debt. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, requires that the Partnership document its hedging strategies and estimates of hedge effectiveness prior to initiating a hedge, as well as continuing to assess hedge effectiveness for the life of the hedging instrument. Currently, the Partnership has two interest rate swaps outstanding with a total notional amount of $30.6 million, and a fair value of ($2.0) million, net of taxes. The Partnership records the market value of these interest rate swaps on its financial statements as a component of Other Comprehensive Income (Partners' Equity) and Other Non-current Liabilities.

          Contingent liabilities

          The Partnership establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required. See Note 7 to the Consolidated Financial Statements included elsewhere in this annual report for information about regulatory, litigation and business developments that cause operating and financial uncertainties.


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

          The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. See Note 3 to the Consolidated Financial Statements included elsewhere in this annual report. As of December 31, 2003, the Partnership had $110.0 million of variable-rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one- percentage point increase in interest rates would impact pre-tax earnings by less than $0.8 million.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the President and the Chief Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Partnership's management, including the President and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

          There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Executive Officers

          The following table sets forth the names, ages and positions of the executive officers of IPOC.

       Name                     Age                 Position
       ----                     ---                 --------

E.J. "Jay" Holm 59 President
Paul Bailey                      57    Vice President and Chief Financial Officer
Jeffrey A. Bruner                45    Vice President, General Counsel and Secretary
Herbert A. Rakebrand III*        47    Vice President, Marketing and Transportation

          E.J. "Jay" Holm is President of IPOC. Jay Holm replaced Craig Frew and began his duties as President of the Iroquois Pipeline Operating Company on April 15, 2003. Mr. Holm has over 30 years of experience in the natural gas business. From 1968-1982, Mr. Holm served in several management and operations positions at Northern Natural Gas. He joined Tenneco/El Paso in June 1982, where he served as Vice President, Northern Operations from 1987-1990, when he became President of the Kern River Transmission Company. In 1995, Mr. Holm became Sr. Vice President, Customer Service and Business Development for Tenneco Energy/El Paso. In 1998, he relocated to Perth, Western Australia, to become CEO of Epic Energy. In January 2001, Mr. Holm assumed a new assignment as CEO of El Paso's Eastern Pipeline Group. The following year, he became COO of El Paso Global LNG. Mr. Holm also served as a Director of the Houston Hospice and Houston Society for the Performing Arts before coming to Iroquois in Connecticut.

          Paul Bailey is Vice President and Chief Financial Officer of IPOC. Mr. Bailey has 21 years of experience in the natural gas industry and an additional 14 years in the electric industry. Mr. Bailey joined TransCanada PipeLines Limited in 1982 and transferred to IPOC in 1992 while TransCanada PipeLines Limited was the operator of the Partnership's pipeline system. With TransCanada PipeLines Limited, Mr. Bailey held a variety of senior management positions in the accounting and finance areas of the company. From 1968 to 1982, Mr. Bailey was employed by Ontario Hydro and held a number of positions in the accounting and financial planning departments.

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

          Herbert A. Rakebrand III is Vice President of Marketing and Transportation of IPOC. Mr. Rakebrand has 24 years of experience in the natural gas industry. Mr. Rakebrand assisted in establishing IPOC's transportation department, having joined IPOC in 1991, prior to the pipeline

----------------------
* Mr. Rakebrand resigned as Vice President of Marketing and Transportation of IPOC effective as of March 31, 2004. A successor has not yet been appointed.

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

  Name                          Age        Affiliate at Which Employed                      Partner Represented
  ----                          ---        ---------------------------                      -------------------

  Georgia B. Carter             46         Dominion Resources, Inc.                         Dominion Iroquois, Inc.

  Carl A. Taylor                39         Energy East                                      TEN Transmission Company


  Richard A. Rapp               54         KeySpan Corporation                              NorthEast Transmission
                                                                                            Company, KeySpan IGTS
                                                                                            Corp.

  Joseph P. Shields             47         New Jersey Natural Gas Company                   NJNR Pipeline Company

  Peter Lund                    45         National Energy & Gas Transmission, Inc.         JMC-Iroquois, Inc.
                                                                                            Iroquois Pipeline
                                                                                            Investment, LLC

  Dean K. Ferguson              34         TransCanada Pipelines Limited                    TransCanada Iroquois
                                                                                            Ltd./TCPL Northeast Ltd.

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

          Carl A. Taylor is President of NYSEG Solutions, EnergyEast Solutions and TEN Transmission Company.

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

          Peter Lund has been Vice President-Pipeline Marketing and Development of National Energy & Gas Transmission, Inc. (NEGT), and one of its subsidiary companies, Gas Transmission Northwest Corporation, since June 1995. Lund also serves in the same capacity for North Baja Pipeline, LLC, another NEGT owned gas transmission company. Before joining Gas Transmission Northwest Corporation in 1988, Lund worked as a resource analyst for Pacific Gas and Electric Company and was a mineral exploration geologist for various firms. Mr. Lund is a board member and chair-elect of the Western Energy Institute, a board member of the Private Industry Sponsors of the Canadian Energy Research Institute and a board member and former president of the Northwest Gas Association. Mr. Lund has been a member of the management committee of the Partnership since 1999.

          Dean K. Ferguson is Director, Gas Transmission East at TransCanada Pipelines Limited. Since 1996, Mr. Ferguson has held a number of supervisory and management positions with TransCanada in the areas of business development and commercial operations of the pipeline business.

Code of Ethics

          The Partnership does not have a Code of Ethics because it conducts all of its operations through its wholly owned subsidiary, IPOC. IPOC has a Code of Business Ethics that applies to its principal executive officer, principal financial officer and controller, as well as all of its other employees. A copy of the Code of Business Ethics has been filed as an exhibit to this report. The Code of Business Ethics can also be found at www.Iroquois.com under the section entitled, "Corporate Information." Certain amendments to or waivers of the Code of Business Ethics that apply to IPOC's principal executive officer, principal financial officer or controller will be disclosed through a posting on this website.

ITEM 11. EXECUTIVE COMPENSATION

          Summary Compensation Table. The following summary compensation table sets forth information regarding compensation for fiscal years 2003, 2002 and 2001 paid to the President and each of the four other most highly compensated executive officers of IPOC. All compensation to the executive officers is paid by IPOC and reimbursed by the Partnership.

                                                               Annual Compensation
                                   -----------------------------------------------------------------------------------
                                                                                  Other Annual         All Other
  Name and                                        Salary           Bonus          Compensation       Compensation
  Principal Position               Year          ($) (1)            ($)              ($)(2)             ($)(3)
  ------------------               --------      -------            ---              ------             ------

  Craig R. Frew(4)                   2003         $96,026.49               $0         ---                $125,841.81
       President                     2002         270,169.12       108,100.00         ---                 232,725.00
                                     2001         297,231.80       160,000.00         ---                 137,347.00

  Edward J. Holm(4)                  2003        $214,748.79          $98,658     $153,009.10                     $0
       President

  Paul Bailey                        2003        $197,050.67       $43,936.00         ---                $113,026.57
       Vice President and Chief      2002         193,089.42        57,000.00         ---                 106,122.20
       Financial Officer             2001         186,200.04        84,000.00         ---                  64,181.70

  Jeffrey A. Bruner                  2003        $167,335.08       $44,172.00         ---                 $67,886.42
       Vice President, General       2002         157,103.91        39,100.00         ---                  59,409.00
       Counsel and Secretary         2001         150,000.24        60,000.00         ---                  37,180.77

  Herbert A. Rakebrand III(5)        2003        $190,479.02       $41,974.00         ---                 $89,766.90
       Vice President, Marketing     2002         190,895.76        54,400.00         ---                  79,268.01
       and Transportation            2001         177,107.86        65,000.00         ---                  48,668.00

  David J. Warman(6)                 2003        $101,490.92               $0         ---                $207,557.50
       Vice President,               2002         144,853.33        35,000.00         ---                  58,584.92
       Engineering                   2001         131,257.96        54,000.00         ---                  36,162.50
       and Operations

-----------------------------

(1) Amounts reported for the 2001, 2002 and 2003 fiscal years, respectively, include salary paid in lieu of vacation for the following: Mr. Frew -- $3,492.70, $0 and $1,695.83; Mr. Bailey -- $0,
          $3,165.40 and $3,328.05; Mr. Bruner -- $0, $653.85, and $7,755.92; Mr.
          Rakebrand -- $4,307.70, $9,455.28 and $5,409.72; and Mr. Warman --
          $1,657.84, $4,884.93 and $13,876.08. The amount reported for the 2003 fiscal year for Mr. Holm includes $10,633.33 for salary paid in lieu of vacation.

(2) Disclosure is not required of any perquisites or other personal benefits since the amount of any such benefits for each named executive officer is less than $50,000 and less than 10% of the total annual salary and bonus reported for the named executive officer, except disclosure includes reimbursement of certain relocation expenses of $149,383.92 and an automobile allowance of $3,625.18 for Mr. Holm for the 2003 fiscal year.

(3) A portion of the amounts presented in this column represent amounts that became vested and payable to the named-executive officers under the IPOC long-term incentive plan. The general terms of the long-term incentive plan are discussed below in a separate section. For fiscal year 2003, the named executive officers became entitled to receive the following amounts under the long-term incentive plan: Mr. Frew became entitled to receive $120,096.00; Mr. Holm became entitled to receive $0; Mr. Bailey became entitled to receive $103,256.00; Mr. Bruner became entitled to receive $59,823.00; Mr. Rakebrand became entitled to receive $80,429.00; and Mr. Warman became entitled to receive $0. For fiscal year 2002, the named executive officers became entitled to receive the following amounts under the long-term incentive plan: Mr. Frew became entitled to receive $220,725.00; Mr. Bailey became entitled to receive $95,647.00; Mr. Bruner became entitled to receive $51,502.00; Mr. Rakebrand became entitled to receive $69,896.00; and Mr. Warman became entitled to receive $51,502.00. Another portion of the amounts presented in this column represent the matching contributions made by IPOC under the Iroquois Pipeline Operating Company Savings Plan (the "401(k) Plan") and the IPOC Supplemental 401(k) Savings Plan (the "Supplemental Plan"). Under the 401(k) Plan, which is generally available to all employees, IPOC currently matches a participant's tax-deferred contributions by an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation. Under the Supplemental Plan, IPOC currently matches the tax-deferred contributions by a select group of management or highly compensated employees in an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation, less any matching contributions allocated to the participant's account under the 401(k) Plan. The following contributions were made during the 2001, 2002 and 2003 fiscal years, respectively, under the 401(k) Plan: Mr. Frew received $8,500, $10,000 and $4,745.81; Mr. Bailey received $8,500, $9,580.70 and $9,770.57; Mr. Bruner received $7,582.77, $7,907.00 and $8,063.42;
          Mr. Rakebrand received $8,500, $9,147.50 and $9,337.90; and Mr. Warman received $6,564.50, $7,082.92 and $4,429.50. Mr. Holm received an amount equal to $0 during the 2003 fiscal year under the 401(k) Plan. The following amounts were received during the 2001, 2002 and 2003 fiscal years, respectively, under the Supplemental Plan: Mr. Frew received $2,000, $2,000 and $1,000; Mr. Bailey received $714.70,
          $894.50 and $0, and Mr. Rakebrand received $0, $224.51 and $0. In addition, in consideration for the various conditions and promises set forth in the applicable separation agreement, Mr. Warman will receive payments in an amount equal to $203,128.00 to be paid in five equal installments during the one-year period from the date of resignation.

(4) Mr. Frew retired as President of Iroquois Pipeline Operating Company effective as of April 30, 2003. Mr. Holm replaced Mr. Frew as President of Iroquois Pipeline Operating Company effective as of April 15, 2003. Please see the description above under "Executive Officers" for Mr. Holm's biography.

(5) Mr. Rakebrand resigned as Vice President, Marketing and Transportation effective as of March 31, 2004. In connection with Mr. Rakebrand's resignation as an executive officer of IPOC, he entered into a separation agreement with IPOC, which is described below under "Separation Agreements with Certain Executive Officers" and is filed as Exhibit 10.11 to the Partnership's 2003 Annual Report on Form 10-K.

(6) Mr. Warman resigned as Vice President, Engineering and Operations effective as of July 31, 2003. In connection with Mr. Warman's resignation as an executive officer of IPOC, he entered into a separation agreement with IPOC, which is described below under "Separation Agreements with Certain Executive Officers" and is filed as Exhibit 10.12 to the Partnership's 2003 Annual Report on Form 10-K.

Long-Term Incentive Plan Awards in Last Fiscal Year

          Effective as of January 1, 1999, IPOC adopted a performance share unit plan, which provides financial incentives to certain key executives. All key employees of IPOC and its subsidiaries are eligible to participate in the performance plan. The participants for each year will be selected by the human resources committee, which is a sub-committee of the management committee. Participants are awarded "phantom shares" of the partnership ("Performance Units") which are valued annually based upon our year-end book value and our average return on rate base equity. The payout value of the Performance Units is based on the sum of (i) the value of the Performance Units at the end of a performance period and (ii) the amount of dividends per Performance Unit during the period. Payment on the Performance Units is made in cash within 30 days following completion of our audited financial statements.

          The Performance Units generally vest and become payable over five years, with 50% of each award vesting at the end of the third year and 25% vesting at the end of each of the fourth and fifth years. Upon a termination of a participant's employment with IPOC or its subsidiaries, for any reason other than death, disability, or retirement, all unvested Performance Units will be forfeited and no payment will be paid with respect to such forfeited Performance Units. Upon a termination due to the participant's death, disability or retirement, the committee may, in its sole discretion, provide for the vesting and payment of any unvested Performance Units.

          The following table provides information concerning the Performance Units granted to the named executive officers in fiscal year 2003.

                                 Long-Term Incentive Plan Awards in Last Fiscal Year
                                                                                   Estimated Future Payouts
                                                     Performance Period Until          Under Non-Stock
Name                         Number of Units           Maturation or Payout         Price-Based Plan (1)
----                         ---------------           --------------------         --------------------
                                       0                            0                            $0
Craig R. Frew
                                     150                 2003-2005(2)                     $138,234
Edward J. Holm                        75                 2003-2006(3)                      $65,216
                                      75                 2003-2007(4)                      $57,572

                                      60                 2003-2005(2)                      $55,294
Paul Bailey                           30                 2003-2006(3)                      $26,086
                                      30                 2003-2007(4)                      $23,029

                                      45                 2003-2005(2)                      $41,470
Jeffrey A. Bruner                   22.5                 2003-2006(3)                      $19,565
                                    22.5                 2003-2007(4)                      $17,272

                                      60                 2003-2005(2)                      $55,294
Herbert A. Rakebrand III              30                 2003-2006(3)                      $26,086
                                      30                 2003-2007(4)                      $23,029


---------------------------------------

     (1) The estimated future payout values under the performance share unit plan are estimated solely for purposes of this annual report based on certain management projections. The actual amount of the payouts under the performance plan may be lesser or greater than these estimates. Management makes no guarantees about IPOC's actual performance during the performance periods.

     (2)  Grants vest in full on December 31, 2005.

     (3)  Grants vest in full on December 31, 2006.

     (4)  Grants vest in full on December 31, 2007.

Pension Plans

          IPOC sponsors a qualified non-contributory, cash balance retirement plan covering substantially all of its employees and an excess retirement plan covering certain key employees. Under the pension plan, each participant is given a hypothetical account balance, which is credited with a specified percentage of a portion of the participant's covered compensation based on his or her age and service. The excess pension plan is an unfunded pension arrangement that provides certain highly compensated employees with the benefit that they would have been entitled to but for the limitations set forth in the Internal Revenue Code of 1986, as amended. In addition, under the excess pension plan, the benefits provided to Messrs. Frew and Bailey take into account their years of service with TransCanada Pipelines Limited. The benefits under the excess pension plan are not subject to the provisions of the Internal Revenue Code that limit the compensation used to determine benefits and the amount of annual benefits payable under the qualified pension plan.

          The following table illustrates, for representative annual covered compensation and years of benefit service classifications, the annual retirement benefit that would be payable to employees under both the non-contributory cash balance retirement plan and the excess pension plan if they retired in 2004 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset. In calculating the benefits shown in the following table, salaries were assumed to remain level and hypothetical account balances were assumed to grow at 5.5% per year.


                               Pension Plan Table

                                                        Years of Service
--------------------------------------------------------------------------------------------------------------
   Remuneration                15                20                 25                30                35
--------------------------------------------------------------------------------------------------------------
     150,000                  41,644            61,364             88,473           118,618           160,292
     200,000                  57,053            84,196            121,453           163,096           220,559
     250,000                  72,462           107,028            154,432           207,574           280,825
     300,000                  87,872           129,860            187,411           252,052           341,093
     350,000                 103,281           152,692            220,390           296,529           401,359
     400,000                 118,691           175,524            253,369           341,008           461,625
     450,000                 134,100           198,356            286,348           385,486           521,890
     500,000                 149,509           221,188            319,327           429,964           582,157

          The number of years of credited service, as of December 31, 2003, for Messrs. Holm, Bailey, Bruner, and Rakebrand are 0.67, 21.33, 11.58, and 12.33, respectively. The number of years of credited service for Mr. Frew, as of April 15, 2003, the date of his resignation, was 26.75. The number of years of credited service for Mr. Warman, as of July 31, 2003, the date of his resignation, was 21. These numbers include the credited service with TransCanada Pipelines Limited pursuant to the excess pension plan.

Supplemental Executive Retirement Agreements

          Mr. Bailey is party to a supplemental executive retirement agreement, dated July 1, 1997, that provides a guaranteed retirement benefit of 40% of his average annual compensation, including salary and bonus for the three highest consecutive calendar years during his employment with IPOC. This amount is reduced by any retirement benefits that Mr. Bailey is entitled to pursuant to the IPOC pension plan and excess pension plan, certain TransCanada Pipelines pension plans, the IPOC 401(k) plan and his social security benefits.

          Mr. Frew is also a party to a similar supplemental executive retirement agreement, dated July 1, 1997; however, Mr. Frew's guaranteed retirement benefit is 60% of his three-year average annual compensation, including salary and bonus for the three highest consecutive calendar years during his employment with IPOC. There were no payments due to Mr. Frew in connection with his resignation pursuant to the supplemental executive retirement agreement, and there are no ongoing obligations by the Partnership in connection with the supplemental executive retirement agreement for Mr. Frew.

Separation Agreements with Certain Executive Officers

          Separation Agreement with Mr. Rakebrand. In connection with Mr. Rakebrand's resignation as an executive officer of IPOC effective as of March 31, 2004, he entered into a separation agreement with IPOC. The separation agreement generally provides that in consideration of the various conditions and promises set forth therein: (1) he would receive an aggregate amount equal to $328,677 to be paid in five equal installments during the one-year period from the date of resignation and (2) IPOC would pay the cost for COBRA insurance continuation until the earlier of a one-year period from resignation or Mr. Rakebrand becomes eligible for coverage under another employer's plan. The foregoing description of the separation agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.11 to the Partnership's 2003 Annual Report on Form 10-K.

          Separation Agreement with Mr. Warman. In connection with Mr. Warman's resignation as an executive officer of IPOC effective as of July 31, 2003, he entered into a separation agreement with IPOC. The separation agreement generally provides that in consideration of the various conditions and promises set forth therein: (1) he would receive an aggregate amount equal to the payment referenced in the "All Other Compensation" column in the Summary Compensation Table above to be paid in five equal installments during the one-year period from the date of resignation and (2) IPOC would make monthly payments for Mr. Warman's medical coverage through COBRA until August 2004. The foregoing description of the separation agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as
Exhibit 10.12 to the Partnership's 2003 Annual Report on Form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partners

          The Partnership is a limited partnership wholly owned by its partners. The following information summarizes the ownership interest of the partners:

                                                                    General        Limited
                                                                    Partner        Partner      Total Partnership
  Ultimate Parent                Name of Partner                    Interest       Interest         Interest
  ---------------                ---------------                    --------       --------         --------

  TransCanada PipeLines          TransCanada Iroquois Ltd.           29.0%            --              29.0%
        Limited                  TCPL Northeast Ltd.                 11.96%           --             11.96%

  KeySpan Corporation            NorthEast Transmission Company      18.07%         1.33%             19.4%

                                 Keyspan IGTS Corp.                   1.0%            --              1.0%

  Dominion Resources, Inc.       Dominion Iroquois, Inc.             24.72%           --             24.72%

  National Energy & Gas          JMC-Iroquois, Inc.                  4.57%           .36%             4.93%
  Transmission, Inc.             Iroquois Pipeline Investment,       0.84%            --              0.84%
                                 LLC

  Energy East Corporation        TEN Transmission Company            4.46%           .41%             4.87%

  New Jersey Resources           NJNR Pipeline Company               3.28%            --              3.28%
      Corporation


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Affiliates of each partner of the Partnership transport natural gas on the Partnership's pipeline system, at rates, terms and conditions contained in its FERC approved tariff. Approximately 48% of natural gas under long-term firm contract was transported by affiliates of partners for the year ended December 31, 2003.

PART IV.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table sets forth the aggregate fees incurred for audit services rendered by PricewaterhouseCoopers LLP in connection with the consolidated financial statements and reports for 2003 and 2002 and for other services rendered during 2003 and 2002 on behalf of the Partnership:

         Fee Category                     2003               2002
         ------------                     ----               ----
         Audit Fees                     141,500            178,925
         Audit-Related Fees              21,000             21,000
         Tax Fees                        39,500             26,416
         All Other Fees                      __                 __
                                   --------------      --------------
         Total Fees:                    202,000            226,341

Audit Fees

          Audit fees consist of fees incurred for professional services rendered for the audits of the Partnership's annual consolidated financial statements and reviews of the interim condensed consolidated financial statements included in quarterly reports. In 2002, audit fees also included fees incurred for review of the Partnership's refinancing documents.

Audit-Related Fees

          Audit-related fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of the Partnership's consolidated financial statements and are not reported under "Audit Fees." These services include benefit plan audits.

Tax Fees

          Tax fees consist of the following:

                                    2003            2002
                                    ----            ----
               Tax Compliance      19,500           19,500
               Tax and Advice      20,000            6,916
                                 ----------       ----------
               Total               39,500           26,416

All Other Fees

          All other fees consist of fees for all other services other than those reported above. The Partnership did not incur any of these fees in 2002 or 2003.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements

               The Index to Financial Statements Page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

          2.   Financial Statement Schedules

               None.

          3.   Exhibits

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

   4.2** Second Supplemental Indenture dated as of August 13, 2002 between the Partnership and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as trustee, paying agent, securities registrar and transfer agent for $170,000,000 aggregate principal amount of 6.10% senior notes due 2027.

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

  10.2** Amendment No. 1 to Credit Agreement, dated as of July 30, 2002, among the Partnership, the several banks and other financial institutions from time to time party thereto, and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as administrative agent.

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

  10.7* Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Partnership and Craig R. Frew.

  10.8* Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Partnership and Paul Bailey.

  10.9* Supplementary Pension Plan of Iroquois Pipeline Operating Company adopted on December 31, 1998.

  10.10* Performance Share Unit Plan of Iroquois Pipeline Operating Company effective as of January 1, 1999.

  10.11 Separation Agreement between Herbert Rakebrand III and Iroquois Pipeline Operating Company.

  10.12 Separation Agreement between David Warman and Iroquois Pipeline Operating Company.

  14.1         Code of Ethics.

  12.1*        Statements regarding computation of ratios.

  21.1*        List of Subsidiaries of the Partnership.

  31.1         Rule 15d-14(a) Certification of Principal Executive Officer.

  31.2         Rule 15d-14(a) Certification of Chief Financial Officer.

  32.1         Section 1350 Certifications.

_____________________________

* Previously filed as an exhibit to the Partnership's Registration Statement on Form S-4 (No. 333- 42578).

** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

(b)       Reports on Form 8-K

          Current Report on Form 8-K filed October 3, 2003 (Item 5). Current Report on Form 8-K/A filed October 3, 2003 (Item 5).

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

                          IROQUOIS GAS TRANSMISSION SYSTEM, L.P., as Registrant
                          By: Iroquois Pipeline Operating Company, its Agent


Date: March 29, 2004          By:   /s/ Paul Bailey
                                   ---------------------------------------
                                   Name:  Paul Bailey
                                   Title: Vice President and
                                          Chief Financial Officer


                              By:   /s/ Jay Holm
                                   ---------------------------------------
                                   Name:  E.J. "Jay" Holm
                                  Title:  President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2004.

           Signatures                                  Title
           ----------                                  -----

/s/ Paul Bailey                       Vice President and Chief Financial
----------------------------          Officer of Iroquois
Paul Bailey                           Pipeline Operating Company

/s/ Jay Holm                          President of Iroquois Pipeline
----------------------------          Operating Company
E.J. "Jay" Holm

/s/ Nicholas A. Rinaldi               Controller of Iroquois Pipeline
----------------------------          Operating Company
Nicholas A. Rinaldi

/s/ Carl A. Taylor                    Representative on the Management Committee
----------------------------
Carl A. Taylor

/s/ Richard A. Rapp                   Representative on the Management Committee
----------------------------
Richard A. Rapp

/s/ Georgia B. Carter                 Representative on the Management Committee
----------------------------
Georgia B. Carter

/s/ Dean K. Ferguson                  Representative on the Management Committee
----------------------------
Dean K. Ferguson

/s/ Joseph P. Shields                 Representative on the Management Committee
----------------------------

Joseph P. Shields




/s/ Peter G. Lund                     Representative on the Management Committee
----------------------------
Peter G. Lund

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors...............................................F-2

Financial Statements

         Consolidated Statements of Income for the years
             ended December 31, 2003, 2002 and 2001..........................F-3

         Consolidated Balance Sheets as of
             December 31, 2003 and 2002......................................F-4

         Consolidated Statements of Cash Flows for the years
             ended December 31, 2003, 2002 and 2001..........................F-6

         Statements of Changes in Partners' Equity for the
             years ended December 31, 2003, 2002, 2001 and 2000..............F-8

Notes to Financial Statements................................................F-9

                         REPORT OF INDEPENDENT AUDITORS

          TO THE PARTNERS OF IROQUOIS GAS TRANSMISSION SYSTEM, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in partners' equity present fairly, in all material respects, the financial position of Iroquois Gas Transmission System, L.P. and its subsidiary ("the Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP

                                                           Boston, Massachusetts

                                                                January 30, 2004

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          (thousands of dollars)
FOR YEAR ENDED DECEMBER 31                                         2003              2002            2001

OPERATING REVENUES                                              $132,009            $126,320        $128,270

OPERATING EXPENSES:
  Operation and maintenance                                       26,081              26,112          22,108
  Depreciation and amortization                                   24,090              23,684          23,847
  Taxes other than income taxes                                   12,333              11,206          10,953
                                                                 -------             -------         -------

    Total Operating Expenses                                      62,504              61,002          56,908
                                                                 -------             -------         -------

OPERATING INCOME                                                  69,505              65,318          71,362
                                                                 -------             -------         -------

OTHER INCOME/(EXPENSES):
  Interest income                                                    226                 416           1,412
  Allowance for equity funds used
    during construction                                            8,670               2,319             444
  Other, net                                                         (46)                (27)            (27)
                                                                 -------             -------         -------
                                                                   8,850               2,708           1,829
                                                                 -------             -------         -------

INCOME BEFORE INTEREST CHARGES, TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE                                                         78,355              68,026          73,191
                                                                 -------             -------         -------

INTEREST EXPENSE:
  Interest expense                                                33,384              27,892          28,736
  Allowance for borrowed funds
    used during construction                                      (8,565)             (2,744)           (669)
                                                                 -------             -------         -------

    Net Interest Expense                                          24,819              25,148          28,067
                                                                 -------             -------         -------

INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                           53,536              42,878          45,124

PROVISION FOR TAXES                                               21,435              16,911          18,275
                                                                 -------             -------         -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
                                                                  32,101              25,967          26,849




ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE,
NET OF TAX                                                         3,715                  __              __
                                                            ------------------- --------------- ----------------
NET INCOME                                                       $35,816             $25,967         $26,849
                                                            =================== =============== ================


                 The accompanying notes are an integral part of
                           these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                            (thousands of dollars)
AT DECEMBER 31                                  2003                  2002

CURRENT ASSETS:
  Cash and temporary cash investments           $36,344               $21,620
  Accounts receivable - trade, net                7,080                 6,384
  Accounts receivable - affiliates                5,495                 5,470
  Other current assets                            6,413                 3,838
                                              -------------        -------------
    Total Current Assets                         55,332                37,312
                                              -------------        -------------

NATURAL GAS TRANSMISSION PLANT:
  Natural gas plant in service                  802,220               796,647
  Construction work in progress                 280,528               125,951
                                              -------------        -------------
                                              1,082,748               922,598
  Accumulated depreciation and amortization    (323,405)             (301,123)
                                              -------------        -------------
    Net Natural Gas Transmission Plant          759,343               621,475
                                              -------------        -------------

OTHER ASSETS AND DEFERRED CHARGES:
  Regulatory assets - income tax related         19,174                14,080
  Regulatory assets - other                       1,473                 1,661
  Other assets and deferred charges              13,383                14,857
                                              -------------        -------------
    Total Other Assets and Deferred Charges      34,030                30,598
                                              -------------        -------------
    TOTAL ASSETS                               $848,705              $689,385
                                              =============        =============


                 The accompanying notes are an integral part of
                          these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND PARTNERS' EQUITY                     (thousands of dollars)
AT DECEMBER 31                                       2003              2002

CURRENT LIABILITIES:
  Accounts payable                                  $21,424         $ 16,703
  Accrued interest                                    4,626            6,839
  Current portion of long-term debt (Note 3)         32,222           22,222
  Accrued property taxes                                  -            3,780
  Other current liabilities                           7,425            3,999
                                              -------------        ------------
   Total Current Liabilities                         65,697           53,543
                                              -------------        ------------
LONG-TERM DEBT (NOTE 3)                             447,778          385,000
                                              -------------        ------------
OTHER NON-CURRENT LIABILITIES:
  Unrealized loss-interest rate hedge (Note 2)        3,263            4,635
  Other non-current liabilities                       1,821            2,281
                                              -------------        ------------
    Total Other Non-Current Liabilities               5,084            6,916
                                              -------------        ------------
AMOUNTS EQUIVALENT TO
 DEFERRED INCOME TAXES:
  Generated by Partnership                          122,220          100,355
  Payable by Partners                              (103,046)         (86,275)
  Related to Other Comprehensive Income              (1,671)          (2,227)
                                              -------------        ------------
    Total Amounts Equivalent to Deferred
    Income Taxes                                     17,503           11,853
                                              -------------        ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
   TOTAL LIABILITIES                                536,062          457,312
                                              -------------        ------------
PARTNERS' EQUITY                                    312,643          232,073
                                              -------------        ------------
  TOTAL LIABILITIES AND
  PARTNERS' EQUITY                                 $848,705         $689,385
                                              =============        ============


                 The accompanying notes are an integral part of
                          these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    (thousands of dollars)
FOR THE YEARS ENDED DECEMBER 31                                              2003              2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $35,816          $25,967           $26,849
  Adjusted for the following:
    Depreciation and amortization                                             24,090           23,684            23,847
    Allowance for equity funds used
      during construction                                                     (8,670)          (2,319)             (444)
    Deferred regulatory assets-income tax related                             (5,094)            (782)              336
    Amounts equivalent to deferred income taxes                                5,094              782              (336)
    Income and other taxes payable by Partners                                23,916           16,911            18,275
    Other assets and deferred charges                                          1,551           (8,446)              718
    Other non-current liabilities                                               (515)             257               803
    Changes in Working Capital:
       Accounts receivable                                                      (721)            (107)            1,575
       Other current assets                                                   (2,575)            (544)             (367)
       Accounts payable                                                        4,721            9,048             4,016
       Accrued interest                                                       (2,213)           3,930                --
       Other liabilities                                                        (354)             401             1,993
                                                                        -------------     -----------      ------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES:                                                         75,046           68,782            77,265
                                                                        -------------     -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (153,100)        (109,433)          (36,340)
                                                                        -------------     -----------      ------------
   NET CASH USED FOR INVESTING ACTIVITIES                                   (153,100)        (109,433)          (36,340)
                                                                        -------------     -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partner distributions                                                           --               --           (22,000)
  Long-term debt borrowings                                                   95,000          205,000                --
  Repayments of long-term debt                                               (22,222)        (164,444)          (22,223)
  Partner contributions                                                       20,000               --                --
                                                                        -------------     -----------      ------------
    NET CASH PROVIDED BY/(USED FOR)
    FINANCING ACTIVITIES                                                      92,778           40,556           (44,223)
                                                                        -------------     -----------      ------------
NET INCREASE/(DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS                                                  14,724              (95)           (3,298)

CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF YEAR                                                       21,620           21,715            25,013
                                                                        -------------     -----------      ------------



CASH AND TEMPORARY CASH
  INVESTMENTS AT END OF YEAR                                                 $36,344          $21,620           $21,715
                                                                        -------------     -----------      ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR INTEREST                                                     $33,969          $23,060           $28,011
                                                                        =============     ===========      =============

                 The accompanying notes are an integral part of
                          these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY


        PARTNERS' EQUITY                             (thousands of dollars)

        BALANCE AT DECEMBER 31, 2000                          $169,423

          Net income 2001                                       26,849
          Taxes payable by Partners                             18,275
          Equity distributions to Partners                     (22,000)
          Other comprehensive loss, net of tax                  (1,783)
                                                            -----------

        BALANCE AT DECEMBER 31, 2001                          $190,764

          Net income 2002                                       25,967
          Taxes payable by Partners                             16,911
          Other comprehensive loss, net of tax                  (1,569)
                                                            -----------

        BALANCE AT DECEMBER 31, 2002                          $232,073

          Net income 2003                                       35,816
          Taxes payable by Partners                             23,916
          Equity contributions from Partners                    20,000
          Other comprehensive income, net of tax                   838
                                                                ------

        PARTNERS' EQUITY
        BALANCE AT DECEMBER 31, 2003                          $312,643
                                                              ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1

          DESCRIPTION OF PARTNERSHIP:

          Iroquois Gas Transmission System, L.P., (the "Partnership" or the "Company") is a Delaware limited partnership that owns and operates a natural gas transmission pipeline from the Canada-United States border near Waddington, NY, to South Commack, Long Island, NY and Hunt's Point, New York. In accordance with the limited partnership agreement, the Partnership shall continue in existence until October 31, 2089, and from year to year thereafter, until the Partners elect to dissolve the Partnership and terminate the limited partnership agreement.

          As of December 31, 2003, the Partners consist of TransCanada Iroquois Ltd. (29.0%), North East Transmission Company (19.4%), Dominion Iroquois, Inc. (24.72%), TCPL Northeast Ltd. (11.96%), JMC-Iroquois, Inc. (4.93%), TEN Transmission Company (4.87%), NJNR Pipeline Company (3.28%), KeySpan IGTS Corp. (1.0%), and Iroquois Pipeline Investment, LLC (.84%). The Iroquois Pipeline Operating Company, a wholly-owned subsidiary, is the administrative operator of the pipeline.

          Income and expenses are allocated to the Partners and credited to their respective equity accounts in accordance with the partnership agreements and their respective percentage interests. Distributions to Partners are made concurrently to all Partners in proportion to their respective partnership interests. There were no cash distributions to Partners during 2003 or 2002. Total cash distributions of $22.0 million were made during 2001.

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

          Cash and Temporary Cash Investments

          The Partnership considers all highly liquid temporary cash investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and temporary cash investments of $36.3 million at December 31, 2003 and $21.6 million at December 31, 2002 consisted primarily of discounted commercial paper.

          Natural Gas Plant In Service

          Natural gas plant in service is carried at original cost. The majority of the natural gas plant in service is categorized as natural gas transmission plant which began depreciating over 20 years on a straight line basis from the in-service date through January 31, 1995. Commencing February 1, 1995, transmission plant began depreciating over 25 years on a straight-line basis as a result of a rate case settlement. Effective August 31, 1998 the depreciation rate was changed to 2.77% (36 years average life) in accordance with a FERC rate order issued July 29, 1998. General plant, which includes primarily vehicles, leasehold improvements and computer equipment, is depreciated on a straight-line basis over five years.

          Construction Work In Progress

          At December 31, 2003, construction work in progress included construction costs relating mainly to the Eastchester Project and other on-going capital projects.

          Allowance for Funds Used During Construction

          The allowance for funds used during construction ("AFUDC") represents the cost of funds used to finance natural gas transmission plant under construction. The AFUDC rate includes a component for borrowed funds as well as equity. The AFUDC is capitalized as an element of natural gas plant in service.

          Provision for Taxes

          The payment of income taxes is the responsibility of the Partners and such taxes are not normally reflected in the financial statements of partnerships. The Partnership's approved rates, however, include an allowance for taxes (calculated as if it were a corporation) and the FERC requires the Partnership to record such taxes in the Partnership records to reflect the taxes payable by the Partners as a result of the Partnership's operations. These taxes are recorded without regard as to whether each Partner can utilize its share of the Partnership tax deductions. The Partnership's rate base, for rate-making purposes, is reduced by the amount equivalent to accumulated deferred income taxes in calculating the required return.

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

          Change in Method of Accounting for Municipal Property Taxes

          As of December 31, 2003, the Company changed its method of accounting for municipal property taxes to provide a better matching of property tax expense with the receipt of services provided by the municipalities. Most municipalities in Connecticut assess property values as of October 1 of each year (lien date) with payments due the following July 1, for the year beginning that July 1. Most New York municipalities assess property values as of July 1 (lien date) with payments due the following January 1 for the year beginning that January 1. New York school districts also follow a similar process.

          Through the calendar year ended December 31, 2002, the Company accrued property taxes based on estimated assessments beginning on the lien date. For the calendar year ended December 31, 2003, the Company began to recognize the actual property tax expense over the same period that the towns recognize the income from those taxes. The cumulative effect of this change in accounting for municipal property taxes, all of which is recognized in the quarter ended December 31, 2003 is a reduction to expense of approximately $6.2 million before income taxes and is reflected on the income statement as a cumulative effect of change in accounting principle. If the Partnership had accounted for property taxes in this manner for 2002 and 2001, the amounts that would have been reported as property tax expense for these years would not have been significantly different than what is actually reported. This one-time change in accounting principle is not expected to have a significant effect on future property tax expense.


          Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates may involve determining the economic useful lives of the Partnership's assets, the fair values used to determine possible asset impairment charges, provisions for uncollectible accounts receivable, exposures under contractual indemnifications, calculations of pension expense and various other recorded or disclosed amounts. The Partnership believes that its estimates for these items are reasonable, but cannot assure you that actual amounts will not vary from estimated amounts.


          New Accounting Standards

          In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 primarily amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify the definition of a derivative and to require derivative instruments that include up-front cash payments to be classified as financing activity in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument as a liability if that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

          In December 2003, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106." SFAS No. 132 requires that expanded disclosures on pension and other post retirement benefit plans be included in financial statements for fiscal years ending on or after Dec. 15, 2003. The Company has adopted SFAS No. 132. See Note 10.

          In January 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R provides guidance on the identification of, and the financial reporting for, entities over which control is achieved through means other than voting rights, known as "variable interest entities." FIN 46R provides guidance for determining whether consolidation is required. Certain variable interest entities must be consolidated by the primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R was effective immediately for all new variable interest entities created or acquired after Jan. 31, 2003. The Company did not have any interests in any variable interest entities during any of the current reporting periods. The application of FIN 46R had no material impact on the Company's financial condition or results of operations.

          Other Comprehensive Income

          Comprehensive Income consisted of the following (in thousands of dollars):

        At December 31,                                2003          2002
        ---------------                                ----          ----

        NET INCOME:                                  $32,111      $ 25,967
                                                  -----------   ------------
        OTHER COMPREHENSIVE INCOME (LOSS):
        Unrealized loss on interest rate hedge,
           net of tax                                   (345)       (2,207)
        Reclassification to net income, net of tax     1,171         1,205
        Unrealized gain (loss) on interest rate
           hedge, net of reclassification
           adjustment                                    826        (1,002)
        Additional minimum liability on
           pension plan, net of tax                      (34)         (567)
        Unrealized gain on supplemental
           pension plan, net of tax                       46            __
                                                  -----------   ------------
        Comprehensive Income                         $32,949      $ 24,398
                                                  ===========   ============

          NOTE 3

          FINANCING:

          On May 30, 2000, the Partnership completed a private offering of $200.0 million of 8.68% senior unsecured notes due 2010, which were exchanged in a registered offering for notes with substantially identical terms on September 25, 2000 ("8.68% Senior Notes"). Also on May 30, 2000, the Partnership entered into a credit agreement with certain financial institutions providing for a term loan facility of $200.0 million ("Term Loan Facility") and a $10.0 million, 364-day revolving credit facility. Prior to the amendment discussed below, the Term Loan Facility was scheduled to be amortized over nine years.

          On August 9, 2000, the Company entered into an interest rate swap agreement with The Chase Manhattan Bank to hedge a portion of the interest rate risk on its credit facilities. This interest rate swap agreement was effective on August 30, 2000 with a termination date on the last business day in May 2009. Pursuant to the terms of this interest rate swap agreement, the Partnership agreed to pay to The Chase Manhattan Bank a fixed rate of 6.82% on an initial notional amount of $25.0 million, which is being amortized during the term of the interest rate swap agreement, in return for a payment from The Chase Manhattan Bank of a floating rate of 3-month LIBOR on the amortizing notional amount. On August 9, 2000, the Company also entered into an option with The Chase Manhattan Bank pursuant to which The Chase Manhattan Bank had the option to enter into an additional interest rate swap agreement. The Chase Manhattan Bank exercised this option which was effective on December 26, 2000 with a termination date on the last business day in May 2009. This additional interest swap agreement has the same fixed and floating rate terms as the initial interest rate swap agreement and is for an initial notional amount of $24.3 million, which is being amortized during the term of the additional interest rate swap agreement. The two interest swap agreements were amended on August 14, 2002 to match the term of the amended credit agreement which was also completed on that date. As of December 31, 2003 and December 31, 2002, the aggregate notional principal amount of these two swaps was $30.6 million and $36.1 million, respectively. The fair value of these interest rate swaps, net of taxes at December 31, 2003 and December 31, 2002, was ($2.0) million and ($2.8) million, respectively.

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

          On August 14, 2002, the Partnership issued $170.0 million of 6.1% senior unsecured notes ("6.1% Senior Notes") that mature on October 31, 2027. The proceeds from the sale of the notes were used to repay a portion of the first tranche of term loans under the Company's amended credit agreement. This agreement provided for borrowings from time to time against a second tranche of term loans, which, with cash from operations, were used to finance the construction of the Company's Eastchester Extension and for general corporate purposes. The Company's amended credit facilities provided for a second tranche of term loans in an aggregate amount not to exceed $120.0 million to be drawn over a twelve month period. In addition, the amended credit agreement provides for a change to the fixed rate on the interest swap agreement to 6.875% and changed the maturity date of the Term Loan Facility to June 30, 2008.

          At December 31, 2003 and December 31, 2002, the outstanding principal balance on the 8.68% Senior Notes was $200.0 million. At December 31, 2003 and December 31, 2002, the outstanding principal balance on the 6.1% Senior Notes was $170.0 million. At December 31, 2003 and December 31, 2002, the outstanding principal balance on the Term Loan Facility was $100.0 million and $37.2 million, respectively. As of December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million. As of December 31, 2002, there were no amounts outstanding under this facility.

          The combined schedule of repayments at December 31, 2003 is as follows (millions of dollars):

            Year                    Scheduled Repayment
            ----                    -------------------

            2004                         $  32.2
            2005                         $  22.2
            2006                         $  22.2
            2007                         $  22.3
            2008                         $  22.3
            Thereafter                   $ 358.8


          NOTE 4

          CONCENTRATIONS OF CREDIT RISK:

          The Partnership's cash and temporary cash investments and trade accounts receivable represent concentrations of credit risk. Management believes that the credit risk associated with cash and temporary cash investments is mitigated by its practice of limiting its investments primarily to commercial paper rated P-1 or higher by Moody's Investors Services and A-1 or higher by Standard and Poor's, and its cash deposits to large, highly-rated financial institutions. Management also believes that the credit risk associated with trade accounts receivable is mitigated by the restrictive terms of the FERC gas tariff that require customers to pay for service within 20 days after the end of the month of service delivery.

          NOTE 5

          FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The fair value amounts disclosed below have been reported to meet the disclosure requirements of SFAS No. 107, "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          As of December 31, 2003 and December 31, 2002, the carrying amount of cash and temporary cash investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

          The fair value of long-term debt is estimated based on currently quoted market prices for similar types of issues. As of December 31, 2003 and December 31, 2002, the carrying amounts and estimated fair values of the Company's long-term debt including current maturities were as follows (in thousands of dollars):

                            Carrying
             Year            Amount           Fair Value
             ----            ------           ----------

             2003           $480,000           $541,568
             2002           $407,222           $439,322

          NOTE 6

          GAS TRANSPORTATION CONTRACTS:

          As of December 31, 2003, the Partnership was providing firm reserved transportation service to 35 shippers of 1,113 MDth/d of natural gas, which breaks down as follows:


                 Remaining                 Quantity in
                 Term in Years               MDth/d
                 -------------         ------------------
                 1-5                         164.2
                 6-10                        701.4
                 11-15                       247.4
                                      ---------------------
                 Total                       1,113

          The long-term firm service gas transportation contracts expire between November 1, 2004 and August 1, 2018.


          NOTE 7

          COMMITMENTS AND CONTINGENCIES:

          Regulatory Proceedings

          FERC Docket No. RP97-126, RP94-72 et al and RP03-589.
          -----------------------------------------------------

          On December 17, 1999 the Partnership filed with the FERC a settlement of various outstanding rate matters (Docket Nos. RP97-126 and RP94-72). Pursuant to the settlement the parties agreed to a rate moratorium whereby, with limited exceptions, no new rates could be placed in effect on the Partnership's system until January 1, 2004. In light of the expiration of the 1999 rate moratorium, the Partnership renegotiated its effective transportation rates with its customers and on August 29, 2003 filed a new four-year rate settlement with the FERC in Docket No. RP03-589. On October 24, 2003, the FERC approved said settlement which, as noted below, approved new Settlement Rates for the Partnership's existing mainline customers and, with limited exception, provided that no change to the mainline Settlement Rates could be placed in effect on the Partnership's mainline system until December 31, 2007.

          The settlement establishes the Partnership's base tariff recourse rates (Settlement Rates) for the years 2004, 2005, 2006, and 2007. The Settlement Rates reflect annual step-downs, which over the term of the Settlement will reduce the Partnership's transportation rates by approximately 13 % (e.g., the 100% load factor interzone rate will be reduce from the existing level of $0.4234 per Dth, to the January 1, 2007 level of $0.3700 per Dth, for a total cumulative reduction of $0.0534 per Dth). Based on 2004 long-term firm service contracts as of December 31, 2003, the settlement will result in reductions in revenues of $3.8 Million in 2004, $1.5 million in 2005, $1.0 million in 2006 and $2.5 million in 2007. Under the settlement the first step-down in rates becomes effective on July 1, 2004.

          FERC Docket No. RP04-136-000
          ----------------------------

          On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposes a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which will serve as the initial rate per the certificate order). The increased rate reflects, among other things, an increase in plant costs from the certificate estimate of $210.0 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various Partnership customers have filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005. The final rate for service on the Eastchester facilities will not be known until the conclusion of the regulatory process. Because of the preliminary nature of this proceeding, it is impossible at this time to determine the outcome or the effect on the Partnership's financial position.

          FERC Order No. 637
          ------------------

          On February 9, 2000, the FERC issued Order No. 637 in Docket Nos. RM98-10 and RM98-12. According to the FERC, the order was to reflect "steps to guarantee effective competition, remove constraints on market power, and eliminate regulatory bias". Among other things, the order required pipelines to submit FERC filings to 1) remove the price cap applicable to pipeline capacity released by firm shippers to new shippers for an experimental two year period,
2) revise pipeline scheduling procedures applicable to such released capacity,
3) permit firm shippers to segment their capacity for their own use or release,
4) revise pipeline penalty provisions, and 5) expand, modify and consolidate certain pipeline reporting requirements. On July 17, 2000 and September 1, 2000, the Partnership submitted filings in (respectively) Docket Nos. RP00-411 and RP00-529 to implement the provisions of Order No. 637. In response to various interim orders issued by the FERC, the Partnership submitted numerous additional compliance filings in 2003, which were ultimately accepted by the FERC. Management believes all Order No. 637 requirements have been met.

          FERC Order No. 2004
          -------------------

          On November 25, 2003 the FERC issued Order No. 2004 in FERC Docket No. RM01-10. According to the FERC, Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. By June 1, 2004 the Partnership will post its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.

          Eastchester Certificate Application (FERC Docket No. CP00-232)
          --------------------------------------------------------------

          On April 28, 2000, the Partnership filed an application with the FERC to construct and operate its "Eastchester Extension Project". Under this proposal, as subsequently modified, the Partnership would construct and operate certain facilities, including additional compression facilities and approximately 36 miles of pipeline and associated facilities from Northport, Long Island to the Bronx, New York. Those proposed facilities would provide 230 MDth/d of natural gas to the New York City area. The Partnership would provide firm transportation service to the shippers with whom it has executed precedent agreements. On December 26, 2001, the FERC issued a certificate authorizing the Partnership to construct and operate the Eastchester facilities ("December 26 Order"). A condition in the FERC certificate required that, prior to commencing construction, the project shippers execute firm service agreements with 10-year terms for the entire 230 MDth/d of transportation capacity proposed to be built. However, certain Eastchester shippers, that were obligated under the precedent agreements to execute firm transportation service agreements, failed to do so. Therefore, on February 28, 2002, the Partnership filed a request with the FERC to modify the condition in the December 26 Order and to permit the Partnership to commence construction with executed long-term service contracts for 65% of the full 230 MDth/d of service. This request was granted by the FERC in an order dated March 13, 2002. The Partnership currently has contracted with shippers for 210 MDth/d of service (170 Mdth/d of which is long-term) on the Eastchester facilities.

          On April 19, 2002, the Company began constructing its Eastchester Expansion Project. Construction of the Long Island Sound portion of the project commenced in October 2002. Final project construction costs have increased and are currently estimated at approximately $334 million, rather than the $210.0 million estimated during the FERC's certificate process and will likely reduce the initial margins that were anticipated when the project application was initially filed with the FERC. The project was completed and began service on February 5, 2004. See additional comments under FERC Docket No. RP04-136 (above) and Legal Proceedings - Other (below).

          Athens Project (FERC Docket No. CP02-20-000)
          --------------------------------------------

          On November 8, 2001, the Partnership filed an application with the FERC to construct and operate its "Athens Project". Under this proposal, the Partnership would construct a second compressor unit at its existing Athens, New York compressor station. The facilities are designed to provide up to 70 MDth/d of firm transportation to Athens Generating Company, L. P. ("Athens Generating") with whom the Partnership has executed a firm transportation agreement for this service. On June 3, 2002, the FERC issued a certificate authorizing the Partnership to construct the Athens Project facilities. However, the Partnership anticipated having adequate capacity on its system to serve the initial 70 MDth/d transportation needs of the Athens Generating facility. As a result of this evaluation, capacity was made available on an interim basis, allowing the Partnership to defer the commencement of construction of the Athens Project. By letter dated April 22, 2003, the Partnership requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the FERC granted the Partnership's' request for the 1-year extension. As of December 31, 2003 the Partnership had incurred approximately $1.9 million in construction expenditures related to the Athens Project.

          Brookfield Project (FERC Docket No. CP02-31-000)
          -----------------------------------------------

          On October 31, 2002 the FERC issued a certificate authorizing the Partnership to construct the Brookfield Project facilities.

          Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership has determined that a temporary deferral of the construction of the Brookfield Project is necessary. Specifically, Astoria Energy LLC, or Astoria, the largest shipper for the Brookfield Project, had requested that its service be deferred until November 1, 2005. On February 28, 2003, the Partnership and Astoria executed an amendment to their precedent agreements reflecting this deferral. However, on August 1, 2003, Astoria elected to terminate its precedent agreements with the Partnership.

          The Partnership plans, however, to continue to work directly with Astoria regarding its future natural gas transportation requirements pending Astoria's financing of its proposed electric generating facility for which it has a power purchase agreement with Consolidated Edison Company of New York, Inc.

          The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, has also elected to terminate its precedent agreement, and the Partnership is currently remarketing the Brookfield Project capacity entitlement relinquished by PPL to other potential shippers. Additionally, the Partnership is exploring other services and products that may negate the need to find a replacement shipper. As of December 31, 2003, the Partnership had incurred approximately $2.5 million in construction expenditures related to the Brookfield Project, primarily related to the purchase of the Brookfield site.

          In anticipation of these developments, on April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the

Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005.

          On June 27, 2003, the Partnership purchased real property at 60 High Meadow Road, Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. In accordance with the FERC approval, the site must be remediated before construction takes place. Site remediation is not expected to have a material adverse impact on the Partnership's operating results or financial condition. The Connecticut Department of Environmental Protection is currently reviewing the project's site remediation plan and scope of work schedule.

          Legal Proceedings-Other

          Eastchester Construction Incidents
          ----------------------------------

          On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Company d/b/a The Long Island Power Authority, or LIPA, and Connecticut Light and Power Company, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY allegedly is owned by Cal Dive International, Inc., a subcontractor of the Partnership's general contractor, Horizon Offshore Contractors, Inc.

          On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the "Cable Interests") filed third-party claim against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for its alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claims against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

          The Cable Interests are claiming a total of $34.2 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages.

          In addition to the foregoing, the Partnership has been advised that the Town of Huntington, New York may assert a claim against the Partnership alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident.

          Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to the Partnership under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, the Partnership may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In addition, Thales's underwriters have sent a letter to Thales, which was forwarded to the Partnership's counsel on March 12, 2004, agreeing to indemnify the Partnership in accordance with the indemnity provision in the Horizon/Thales contract. This indemnity is subject to the policies' terms and limit of $10,000,000.00. The details of this arrangement are being negotiated. In any event, the Partnership believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, the Partnership's management believes that this matter will not have a material adverse effect on the Company's financial condition or results of operations.

          On February 27, 2003, the New York Power Authority, or NYPA, informed the Partnership that one of four cables that comprised its Y-49 facility, which is a 600 megawatt undersea electrical power interconnection between Westchester County and LIPA's transmission system at Sands Point, New York, allegedly sustained damage causing a disruption of power transmission over the line and leakage of dielectric fluid. NYPA alleges that the damage was caused by an anchor of Horizon's pipeline lay barge, the GULF HORIZON, which was in the vicinity of NYPA's cable and was involved in work in the Eastchester Extension at the time of the casualty.

          By letter dated March 25, 2003, counsel representing NYPA and LIPA informed the Partnership that they intend to hold the Partnership, Horizon and Horizon's subcontractor, Thales, jointly and severally liable for the full extent of their damages, which they allege includes emergency response costs, repair of the damaged electrical cable, loss of use and disruption of service, and certain other as yet unspecified damages arising out of or relating to the incident.

          The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is required to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. Pursuant to the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity as an additional insured under Thales' policies of insurance, although this matter is also still subject to further investigation. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and is currently investigating the applicability of all available insurance coverages.

          On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. NYPA and LIPA (collectively, the "Y-49 Cable Interests") also have filed claims in the limitation action asserting total damages of approximately $21 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both have filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales has joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action.

          The Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

          The Partnership has also learned that as part of the Eastchester construction there may have been one or more violations by the contractor of the exclusionary zones established around certain specified areas of possible cultural resources, namely underwater archeological sites such as shipwrecks, along the pipeline's marine route and the contractor may have placed anchors outside the authorized construction corridor. At this time, the Partnership has no information that any sites were in fact damaged and the Partnership's investigation in this matter is ongoing. The Partnership has informed the FERC and the New York State Office of Parks, Recreation and Historic Preservation of this matter. At this time, the Partnership is unable to determine if there will be any material adverse effect on the company's financial condition and results of operations due to this matter.

          Eastchester-Horizon Suit

          On January 20, 2004, Horizon filed a complaint against the Partnership and IPOC in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40.0 million. The Partnership is in the process of preparing a rigorous defense to Horizon's claims; it has served an answer and will file substantial claims in state and/or federal court against Horizon for Horizon's actions during the Eastchester construction work. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

Cal Dive International, Inc.
----------------------------

          On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive International, Inc. ("Cal Dive") filed a Mechanic's Lien totaling $3,261,510.05 in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon Offshore Contractors, Inc. ("Horizon") and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, intends to post a bond to discharge the Mechanic's Lien.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York
-------------------------------------------------------------------------

          On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, Iroquois Pipeline Operating Company ("Iroquois") and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc. ("Hallen"), sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was Iroquois' contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10.0 million. Iroquois has notified its insurance carriers and an answer has been filed to the complaint. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount of range of loss, if any, in the event of an unfavorable outcome.

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries' Bankruptcy
-------------------------------------------------------------------------------
Filing
------

          On July 8, 2003, PG&E Corporation reported that NEGT and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include, PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. (US Gen NE).

          US Gen NE had two firm transportation service agreements with the Partnership, one for 40,702 Dth/d, which expires on November 1, 2013, and one for 12,000 Dth/d, which expires on April 1, 2018. The total monthly demand charges for both contracts were $0.5 million. On September 5, 2003, the bankruptcy court authorized the rejection of US Gen NE's two firm transportation contracts. The Partnership has remarketed a portion of the capacity on a short-term basis and plans to continue to remarket and resell this capacity in the future.

          On October 15, 2003, the Partnership filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts.

          The Partnership is also involved in various other legal proceedings. However, the Partnership believes that the outcome of these proceedings will not have a material adverse effect on the Partnership's financial condition or results of operations.


          Leases

          The Partnership leases its office space under operating lease arrangements. The leases expire at various dates through 2011 and are renewable at the Partnership's option. The Partnership also leases a right-of-way easement on Long Island, NY, which requires annual payments escalating 5% per year over the 39-year term of the lease, which expires in 2030. In addition, the Partnership leases various equipment under non-cancelable operating leases. During the years ended December 31, 2003, 2002 and 2001, the Partnership made payments of $1.2, $0.9 and $1.0 million per year respectively under operating leases which were recorded as rental expense. Future minimum rental payments under operating lease arrangements are as follows (millions of dollars):

              Year                           Amount
              ----                           ------
              2004                             .9
              2005                             .8
              2006                             .8
              2007                             .7
              2008                             .7
              Thereafter                      6.1


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

          Total income tax expense includes the following components (thousands of dollars):

                         U.S.
     2003              Federal          State                   Total
     -------------------------------------------------------------------------
     Current          $  4,812          $2,334                $  7,146
     Deferred           12,950           1,339                  14,289
                      --------        --------                ---------
     Total            $ 17,762          $3,673                $ 21,435
                      ========        ========                =========

                        U.S.
     2002              Federal          State                   Total
     -------------------------------------------------------------------------
     Current          $  4,007          $1,954                $  5,961
     Deferred           10,070             880                  10,950
                      --------          ------                --------
     Total            $ 14,077          $2,834                $ 16,911
                      ========          ======                ========

                        U.S.
     2001              Federal          State                   Total
     -------------------------------------------------------------------------
     Current          $  6,431          $2,751                $  9,182
     Deferred            8,054           1,039                   9,093
                      --------          ------                --------
     Total             $14,485          $3,790                 $18,275
                      ========          ======                ========

          For the years ended December 31, 2003, 2002 and 2001, the effective tax rate differs from the Federal statutory rate due principally to the impact of state taxes.

          Deferred income taxes included in the income statement relate to the following (thousands of dollars):

                                      2003        2002        2001
------------------------------------------------------------------------------
Depreciation                       $  9,142     $11,121     $ 8,157
Gain/loss on disposal of asset          (67)        934          --
Deferred regulatory asset               (75)        (75)        (76)
Property taxes                          128         (80)         (3)
Accrued expenses                         47         (51)       (240)

Alternative minimum tax credit        1,025        (585)      1,141
Other                                 4,089        (314)        114
                                   --------     --------    --------
Total deferred taxes               $ 14,289     $10,950     $ 9,093
                                   ========     ========    =======

          Not included in the above two tables for 2003 are the deferred taxes associated with the cumulative change in accounting principle related to municipal property taxes. Those taxes amounted to $2.5 million.

         The components of the net deferred tax liability are as follows (thousands of dollars):

       At December 31,                                    2003            2002
       ------------------------------------------------------------------------
       DEFERRED TAX ASSETS:
       Alternative minimum tax credit                    $  914         $1,939
       Accrued expenses                                   1,056          1,103
                                                          -----          -----
       Total deferred tax assets                          1,970          3,042

       DEFERRED TAX LIABILITIES:
       Depreciation and related items                   (96,670)       (87,619)
       Deferred regulatory asset                           (580)          (656)
       Property taxes                                    (3,404)          (794)
       Other                                             (4,947)          (859)
                                                     ------------   -----------
       Total deferred tax liabilities                  (105,602)       (89,928)
                                                     ------------   -----------
       Net deferred tax liabilities                    (103,632)       (86,886)
                                                     ------------   -----------
       Less deferral of tax rate change                     586            611
                                                     ------------   -----------
       Deferred taxes-operations                       (103,046)       (86,275)
       Deferred tax related to equity AFUDC             (18,587)       (13,469)
       Deferred tax related to change in tax rate          (586)          (611)
                                                     ------------   -----------
       Total deferred taxes                           $(122,220)     $(100,355)
                                                     ============   ===========
       Deferred tax related to other
       comprehensive income                           $  (1,671)     $  (2,227)
                                                     ============   ===========

          NOTE 9

          RELATED PARTY TRANSACTIONS:

          Operating revenues and amounts due from related parties were primarily for gas transportation services. Amounts due from related parties are shown below net of payables, if any.

          The following table summarizes the Partnership's related party transactions (millions of dollars):

                                      Payments     Due (to)/from   Revenue
                                      to Related   Related         from Related
  2003                                Parties      Parties         Parties
  ------------------------------------------------------------------------------
  TransCanada Iroquois Ltd.              $ 0.1       $  --           $   --
  Dominion Iroquois, Inc.                   --          0.1             1.2
  NorthEast Transmission Company           1.0          2.1            24.4
  JMC-Iroquois, Inc.                        --          0.8            16.0
  TEN Transmission Company                  --          1.7            12.0
  NJNR Pipeline Company                     --          0.8             6.7
                    Totals               $ 1.1       $  5.5           $60.3
                                       ==========  ==========      ============



                                      Payments      Due from        Revenues
                                      to Related    Related         from Related
  2002                                Parties       Parties         Parties
  -----------------------------------------------------------------------------

  TransCanada Iroquois Ltd.           $0.1       $ (0.2)             $  --
  Dominion Iroquois, Inc.              --           0.1                0.3
  NorthEast Transmission Company       --           1.2               12.9
  JMC-Iroquois, Inc.                   --           1.6               17.9
  TEN Transmission Company             --           1.1               12.3
  NJNR Pipeline Company                --           0.5                6.9
  LILCO Energy Systems, Inc.           --           1.0               13.0
                                    ----------- -----------       -----------
                    Totals            $0.1       $  5.3              $63.3
                                    =========== ===========       ===========

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

          The consolidated net cost for pension benefit plans included in the consolidated statements of income for the years ending December 31 (which is the measurement date for each year), include the following components (thousands of dollars):


                                        2003      2002       2001
 ---------------------------------------------------------------------
 Service cost                           $811      $687      $597
 Interest cost                           246       194       137
 Expected return on plan assets         (245)     (211)     (144)
 Amortization of prior service cost       12        22        22
 Recognition of net actuarial loss        57        22         6
                                      --------  --------  ------------
 Net periodic pension cost
 before FAS 88                          $881      $714      $618
                                      ========  ========  ============
 Recognized FAS 88
 settlement/curtailment amount         $ (87)    $ --      $ --
                                      ========  ========  =============

          The following tables represent the two Plans' combined funded status reconciled to amounts included in the consolidated balance sheets as of December 31, 2003 and 2002 (thousands of dollars):

   Change in Benefit Obligation                             2003              2002
                                                       ---------------- -----------------
   Benefit obligation at beginning of year                 $3,861           $2,570
   Service cost                                               811              687
   Interest cost                                              246              194
   Actuarial gain                                             346              410
   Curtailments and settlements                              (108)              --
   Benefits paid                                              (46)              --
                                                       ---------------- -----------------
   Benefit obligation at end of year                       $5,110           $3,861
                                                       ================ =================

   Change in Plan Assets                                    2003              2002
                                                       ---------------- -----------------
   Fair value of plan assets at beginning of year          $2,483           $2,237
   Actual return on plan assets                               632             (202)
   Employer contribution                                    1,032              448
   Benefits paid                                              (46)              --
                                                       ---------------- -----------------
   Fair value of plan assets at end of year                $4,101           $2,483
                                                       ================ =================

   Reconciliation of Funded Status                          2003              2002
                                                       ---------------- -----------------
   Funded status                                          $(1,009)         $(1,378)
   Unrecognized net actuarial loss                            966            1,009
   Unrecognized prior service cost                             37              125
   Accrued benefit cost                                     $  (6)           $(244)
                                                       ================ =================

          Amounts recognized in the consolidated balance sheets at December 31st consist of (thousands of dollars):

                                                 2003              2002
                                            ===================================
   Prepaid benefit cost                         $  --           $    --
   Accrued benefit cost                        (1,005)            (1,327)
   Intangible assets                               --                --
   Accumulated other comprehensive income         999              1,083
                                            ---------------  ------------------
   Net amount recognized                        $  (6)         $    (244)
                                            ===============  ==================

          The accumulated benefit obligation for the Company's retirement benefit plans was $5.1 million and $3.7 million at December 31, 2003 and 2002, respectively.

          Information for pension plans with an accumulated benefit obligation in excess of plan assets (thousands of dollars):


                                             2003              2002
                                           --------         ------------
     Projected benefit obligation           $5,110             $3,861
     Accumulated benefit obligation         $5,099             $3,706

     Fair value of plan assets              $4,101             $2,483


          Additional Information (thousands of dollars):

                                             2003              2002
                                           --------        -------------
         Increase in minimum liability
         included in other comprehensive
         income                               $56               $944


          The following table summarizes the weighted average assumptions used to determine benefit obligations as of December 31st (rates shown are rates at end of measurement period):

                                             2003         2002
                                           --------     ---------
         Discount rate                       6.00%          6.50%
         Rate of compensation increase       4.00%          4.00%


          The following table summarizes the weighted average assumptions used to determine the net periodic benefit cost for years ended December 31st (rates shown are rates at beginning of measurement period):

                                              2003           2002         2001
                                            ---------      --------    ---------
 Discount rate                                6.50%          7.00%        7.00%
 Expected long-term return on plan assets     8.00%          9.00%        9.00%
 Rate of compensation increase                4.00%          4.50%        5.00%


          The expected long-term rate of return assumption was developed using a variety of factors including long-term historical return information, the current level of expected returns and general industry expectations. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets.

          Plan Assets

          The following table sets forth the Company's pension plans weighted average asset allocations at December 31, 2003 and December 31, 2002.


                    Asset Category                2003         2002
                    --------------------------------------------------
                    U.S. Equities                  45%            44%
                    International Equities         11%            10%
                    Real Estate                     5%             5%
                    U.S. Fixed Income              37%            39%

                    Other                           2%             2%


          The Company's investment goal is to obtain a competitive risk adjusted return on the pension plan assets commensurate with prudent investment practices and the plan's responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The Plan's asset allocation targets are strategic and long term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification. The Plan's target asset allocations are as follows:


                    Asset Category                 2003           2002
                   ---------------------------------------------------
                    U.S. Equities                   45%            45%
                    International Equities          10%            10%
                    Real Estate                      5%             5%
                    U.S. Fixed Income               38%            38%
                    Other                            2%             2%

          Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio's strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.

Contributions:

The Company expects to contribute $1.3 million to its pension plan in 2004.

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

   4.2** Second Supplemental Indenture dated as of August 13, 2002 between the Partnership and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as trustee, paying agent, securities registrar and transfer agent for $170,000,000 aggregate principal amount of 6.10% senior notes due 2027.

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

  10.2** Amendment No. 1 to Credit Agreement, dated as of July 30, 2002, among the Partnership, the several banks and other financial institutions from time to time party thereto, and JPMorgan Chase Bank (formerly known as the Chase Manhattan Bank), as administrative agent.

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

  10.7* Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Partnership and Craig R. Frew.

  10.8* Supplemental Executive Retirement Agreement dated as of July 1, 1997 between the Partnership and Paul Bailey.

  10.9* Supplementary Pension Plan of Iroquois Pipeline Operating Company adopted on December 31, 1998.

  10.10* Performance Share Unit Plan of Iroquois Pipeline Operating Company effective as of January 1, 1999.

  10.11 Separation Agreement between Herbert Rakebrand III and Iroquois Pipeline Operating Company.

  10.12 Separation Agreement between David Warman and Iroquois Pipeline Operating Company.

  14.1         Code of Ethics.

  12.1*        Statements regarding computation of ratios.

  21.1*        List of Subsidiaries of the Partnership.

  31.1         Rule 15d-14(a) Certification of Principal Executive Officer.

  31.2         Rule 15d-14(a) Certification of Chief Financial Officer.

  32.1         Section 1350 Certifications.

_____________________________

* Previously filed as an exhibit to the Partnership's Registration Statement on Form S-4 (No. 333- 42578).

** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.