Form 10-Q
period 2004-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2004-05-14
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

                             OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____


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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2004 and 2003            3
       Consolidated Balance Sheets - March 31, 2004
          and December 31, 2003                                 4
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2004 and 2003            5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2004            6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11
   ITEM 6.  Exhibits and Reports on Form 8-K                   11
   Signatures                                                  12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended
                                       March 31
                                    2004      2003

OPERATING REVENUES                $39,320   $37,615

OPERATING EXPENSES
 Operation and maintenance          5,887     5,722
 Depreciation and amortization      7,383     6,014
 Taxes other than income taxes      3,291     3,156

   Operating expenses              16,561    14,892

OPERATING INCOME                   22,759    22,723

OTHER INCOME/(EXPENSES)
 Interest Income                       67        51
 Allowance for equity funds
  used during construction          1,123     1,415
 Other, net                            (4)       (5)
    Other income/(expenses)         1,186     1,461

INTEREST EXPENSE
  Interest Expense                  8,344     8,246
 Allowance for borrowed funds
  used during construction         (1,070)   (1,653)
    Interest Expense, Net           7,274     6,593

INCOME BEFORE TAXES                16,671    17,591

PROVISION FOR TAXES                 6,835     7,002

NET INCOME                          9,836    10,589


The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                               March 31,   December 31,
ASSETS                                           2004          2003
CURRENT ASSETS
 Cash and temporary cash investments          $  35,852    $  36,344
 Accounts receivable - trade, net                 6,843        7,080
 Accounts receivable - affiliates                 6,031        5,495
 Other current assets                             7,462        6,413
   Total Current Assets                          56,188       55,332

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,090,479      802,220
 Construction work in progress                    5,637      280,528
                                              1,096,116    1,082,748
 Accumulated depreciation and amortization     (330,698)    (323,405)
   Natural Gas Transmission Plant, Net          765,418      759,343

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          19,849       19,174
 Regulatory assets - other                        1,426        1,473
 Other assets and deferred charges               12,675       13,383

   Total Other Assets and Deferred Charges       33,950       34,030

   TOTAL ASSETS                               $ 855,556    $ 848,705

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   9,362    $  21,424
 Accrued interest                                11,529        4,626
 Current portion of long-term debt               32,222       32,222
 Other current liabilities                        7,657        7,425
   Total Current Liabilities                     60,770       65,697

LONG-TERM DEBT                                  442,222      447,778

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  3,342        3,263
 Other                                            1,810        1,821
   Total Other Non-Current Liabilities            5,152        5,084

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                      131,817      122,220
  Payable by Partners                          (111,968)    (103,046)
  Related to Other Comprehensive Income          (1,703)      (1,671)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  18,146       17,503
Commitments and Contingencies                       -            -
Total Liabilities                               526,290      536,062
Partners' Equity                                329,266      312,643

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 855,556    $ 848,705

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                          2004       2003
OPERATING ACTIVITIES:
 Net Income                                             $  9,836   $ 10,589
 Adjusted for the following:
   Depreciation and amortization                           7,383      6,014
   Allowance for equity funds used during construction    (1,123)    (1,415)
   Deferred regulatory asset-income tax related             (675)      (781)
   Amounts equivalent to deferred income taxes               675        781
   Income and other taxes payable by partners              6,835      7,002
   Other assets and deferred charges                         684        620
   Other non-current liabilities                             (11)       (46)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                   (299)      (653)
      Other current assets                                (1,049)     1,240
      Accounts payable                                   (12,062)    (9,077)
      Accrued interest                                     6,903      7,061
      Other current liabilities                              232     (4,752)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 17,329     16,583

INVESTING ACTIVITIES:
  Capital expenditures                                   (12,265)   (46,010)
     NET CASH USED FOR INVESTING ACTIVITIES              (12,265)   (46,010)

FINANCING ACTIVITIES:
  Long-term debt borrowings                                   --     32,000
  Repayments of long-term debt                            (5,556)    (5,556)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                              (5,556)    26,444

NET DECREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                        (492)    (2,983)

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344     21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 35,852   $ 18,637

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $  1,034   $    778

The accompanying notes are an integral part of these consolidated financial statements.


            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Three Months Ended March 31, 2004
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2003                   $312,643

Year-to-date net income                           9,836

Taxes payable by Partners                         6,835

Other comprehensive loss, net of tax                (48)

PARTNERS' EQUITY
BALANCE AT MARCH 31, 2004                      $329,266

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., referred to herein as Iroquois or the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2003, referred to herein as Iroquois' Form 10-K.

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

2. Comprehensive income consisted of the following:

(in thousands)                                     Three months ended
                                                        March 31,
                                                      2004      2003
Net income                                          $9,836    $10,589
Other comprehensive income
   Unrealized (loss)/gain on interest rate
        hedge, net of tax                              (48)       124

Comprehensive income                               $ 9,788    $10,713



3. Retirement Benefit Plans:

The components of net pension benefit costs included in the Company's consolidated statements of income were as follows:

(in thousands)                                      Three months ended
                                                        March 31,
                                                      2004      2003
Service Cost                                         $ 220     $ 203
Interest Cost                                           77        62
Expected return on plan assets                         (88)      (61)
Amortization of prior service cost                       3         3
Recognition of net actuarial loss                       15        14

Net periodic pension cost                            $ 227     $ 221


4. Commitments And Contingencies:

Eastchester-Horizon Suit

On January 20, 2004, Horizon filed a complaint against the Partnership and IPOC in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40.0 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66.0 million. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

Cal Dive International, Inc.

On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive International, Inc. ("Cal Dive") filed a Mechanic's Lien totaling $3.3 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon Offshore Contractors, Inc. ("Horizon") and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, on April 1 and April 5, 2004 in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, posted bonds to discharge the Mechanic's Liens.

Eastchester Construction Incidents

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

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the "Cable Interests") filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for its alleged losses. The Partnership filed cross- claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

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

Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to the Partnership under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, the Partnership may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In addition, Thales's underwriters have sent a letter to Thales, which was forwarded to the Partnership's counsel on March 12, 2004, agreeing to indemnify the Partnership in accordance with the indemnity provision in the Horizon/Thales contract. This indemnity is subject to the policies' terms and limit of $10.0 million. The details of this arrangement are being negotiated. In any event, the Partnership believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, the Partnership's management believes that this matter will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. Pursuant to the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity as an additional insured under Thales' policies of insurance, although this matter is also still subject to further investigation. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and is currently investigating the applicability of all available insurance coverage's.

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. NYPA and LIPA (collectively, the "Y-49 Cable Interests") also have filed claims in the limitation action asserting total damages of approximately $21.0 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both have filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales has joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action.

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

National Energy & Gas Transmission Inc. ("NEGT") and its Subsidiaries' Bankruptcy Filing

On July 8, 2003, PG&E Corporation reported that NEGT and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include, PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. ("US Gen NE").

US Gen NE had two firm transportation service agreements with the Partnership, one for 40,702 Dth/d, which expires on November 1, 2013, and one for 12,000 Dth/d, which expires on April 1, 2018. The total monthly demand charges for both contracts were $0.5 million. On September 5, 2003, the bankruptcy court authorized the rejection of US Gen NE's two firm transportation contracts. In February 2004, the Partnership entered into a ten year contract for the 12,000 Dth/d while the remaining unsubscribed capacity of 40,720 Dth/d will continue to be remarketed on a short term basis until longer term market opportunities emerge.

On October 15, 2003, the Partnership filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts.

FERC Docket No. RP04-136-000

On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposes a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which will serve as the initial rate per the certificate order). The increased rate reflects, among other things, an increase in plant costs from the certificate estimate of $210.0 million to a level of approximately $334.0 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various Partnership customers have filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005. The final rate for service on the Eastchester facilities will not be known until the conclusion of the regulatory process. Because of the preliminary nature of this proceeding, it is impossible at this time to determine the outcome or the effect on the Partnership's financial position.

FERC Order No. 2004

On November 25, 2003 the FERC issued Order No. 2004 in FERC Docket No. RM01-
10. According to the FERC, Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. By June 1, 2004 the Partnership will post its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.

Eastchester Certificate Application (FERC Docket No. CP00-232)

On April 28, 2000, the Partnership filed an application with the FERC to construct and operate its 'Eastchester Extension Project'. On April 19, 2002, the Partnership began constructing its Eastchester Extension Project. Construction of the Long Island Sound portion of the project commenced in October 2002. Final project construction costs have increased and are currently estimated at approximately $334.0 million, rather than the $210.0 million estimated during the FERC's certificate process and will likely reduce the initial margins that were anticipated when the project application was initially filed with the FERC. The project was completed and began service on February 5, 2004.

Athens Project (FERC Docket No. CP02-20-000)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Iroquois Gas Transmission System, L.P., or the Partnership, is a Delaware limited partnership. It owns and operates a 412-mile interstate natural gas transmission pipeline from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York including an approximate 36-mile mainline extension from Northport, New York through the Long Island Sound to Hunts Point, New York, also referred to as the Eastchester Extension. The Eastchester Extension was placed into service on February 5, 2004. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the Federal Energy Regulatory Commission, or the FERC. The Partnership was organized in 1989 and commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies.

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                                 Three months ended
Revenues and Volumes Delivered                         March 31,
                                                     2004    2003
Revenues (dollars in millions)
Long-term firm reserved service                     $ 34.1  $ 30.9
Short-term firm/interruptible/other <F1>               5.2     6.7
Total revenues                                      $ 39.3  $ 37.6

Volumes delivered (million dekatherms)
Long-term firm reserved service                       77.0    72.4
Short-term firm/interruptible/other <F1>              16.8    21.7
Total volumes delivered                               93.8    94.1

<F1>Short-term firm represents firm service contracts of less than one year.
Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Partnership also has interruptible transportation service revenues which are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts having terms of less than one year as well as standard interruptible transportation service contracts. While it is common for pipelines to be obligated under their FERC-approved rate structures to share some of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois is not currently obligated to do so under the terms of its currently effective rate settlement. However, there can be no assurance that this will be the case in the future.

Three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003.

Revenues. Total revenues increased $1.7 million, or 4.5%, to $39.3 million for the three-month period ended March 31, 2004 from $37.6 million for the three-month period ended March 31, 2003.

Long term firm reserved service revenues increased $3.2 million, or 10.4%, to $34.1 million for the three months ended March 31, 2004 from $30.9 million for the same period in 2003. This increase was primarily due to additional Eastchester revenues of $2.2 million due to the February 5, 2004 in-service of the Eastchester Extension, and $1.4 million of revenues attributable to the commencement of the Athens contract in September of 2003. These increases were partially offset by decreased long term firm reserved service of $0.4 million primarily due to the loss of the firm revenue stream associated with US Gen New England, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

Short-term firm/interruptible/other revenues decreased $1.5 million, or 22.4%, to $5.2 million for the three-month period ended March 31, 2004 from $6.7 million for the same period in 2003, primarily due to lower volumes associated with softer market demand for natural gas as a result of warmer weather during the three-month period ended March 31, 2004 as compared to the same period in 2003, and more competitive oil prices.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 23.3%, to $7.4 million for the three-month period ended
March 31, 2004 from $6.0 million for the same period in 2003, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $0.3, or, 20.0%, to $1.2 million for the three-month period ended March 31, 2004 from $1.5 million for the three-month period ended March 31, 2003 primarily due to an decrease in the allowance for equity funds used during construction ("equity AFUDC").
The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $0.7 million, or 10.6%, to $7.3 million for the three-month period ended March 31, 2004 from $6.6 million for the three-month period ended March 31, 2003 primarily due to a decrease in interest expense capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Liquidity and Capital Resources

For the first quarter of 2004, the Partnership's primary source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects. The Partnership expects to fund its 2004 capital expenditures through internal sources, including cash from operations and increased equity (by limiting distributions to partners) in accordance with the partnership agreement.

Net cash provided by operating activities increased to $17.3 million in the first quarter of 2004 compared to $16.6 million in the first quarter of 2003, primarily due to an increase in net income adjusted for depreciation and amortization, partially offset by a decrease in working capital. Net cash used for related to financing activities was $5.6 million for the first three months of 2004, as compared to net cash provided by financing activities of $26.4 million during the same period in 2003, due to bank borrowings, in 2003, under the Partnership's amended credit agreement.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of March 31, 2004 and December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first quarter of 2004 were $12.3 million, compared to $46.0 million in the first quarter of 2003, reflecting primarily the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Total capital expenditures for 2004 are estimated to be approximately $30.9 million, including approximately $27.7 million for the completion of the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases.

The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the first three months of 2004 or during the same period in 2003.

Off-Balance Sheet Transactions

At March 31, 2004, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

Information Regarding Forward Looking Statements

This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Partnership can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission; the cost of the Partnership's expansion projects, including the Eastchester Extension; competitive conditions in the marketplace; changes in the receptivity of the financial markets to the Partnership or other oil and gas credit similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of the Partnership's Annual Report on Form 10-K, which is on file with the United States Securities and Exchange Commission.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of March 31, 2004, the Partnership had $104.4 million of variable-rate debt outstanding, of which approximately $29.2 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.8 million.

The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

          PART I. FINANCIAL INFORMATION - (Concluded)

                    ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of the Partnership's management, including the Partnership's principle executive officer and chief financial officer, of the effectiveness of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(b). Based upon that evaluation, the Partnership's principle executive officer and chief financial officer concluded that the Partnership's disclosure controls and procedures are effective.

There have been no changes in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                       PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Partnership's legal proceedings is contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. Those descriptions remain accurate except as updated below.

Eastchester-Horizon Suit

On January 20, 2004, Horizon filed a complaint against the Partnership and IPOC in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40.0 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66.0 million. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

Cal Dive International, Inc.

On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive International, Inc. ("Cal Dive") filed a Mechanic's Lien totaling
$3.2 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon Offshore Contractors, Inc. ("Horizon") and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, on April 1 and April 5, 2004 in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, posted bonds to discharge the Mechanic's Liens.


ITEMS 2-5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits:

Index to Exhibits

Exhibit
Number

31.1    Rule 15d-14(a) Certification of Principal Executive Officer.
31.2    Rule 15d-14(a) Certification of Chief Financial Officer.
32.1    Section 1350 Certifications.

(b)     Reports on Form 8-K.

        The Partnership filed no reports on Form 8-K during the quarter for which this report is being filed.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  May 14, 2004  By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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