Form 10-Q
period 2004-06-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2004-08-13
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2004

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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended June 30, 2004 and 2003 and
          Six Months Ended June 30, 2004 and 2003               3
       Consolidated Balance Sheets - June 30, 2004
          and December 31, 2003                                 4
       Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2004 and 2003               5
       Consolidated Statement of Changes in Partners'
          Equity - Six Months Ended June 30, 2004               6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11
   ITEM 6.  Exhibits and Reports on Form 8-K                   11
   Signatures                                                  12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                   2004      2003           2004      2003

OPERATING REVENUES, NET           $36,288   $30,913        $75,607   $68,528

OPERATING EXPENSES
 Operation and maintenance          6,829     6,348         12,716    12,069
 Depreciation and amortization      8,098     6,007         15,481    12,021
 Taxes other than income taxes      3,150     2,858          6,441     6,014

   Operating expenses              18,077    15,213         34,638    30,104

OPERATING INCOME                   18,211    15,700         40,969    38,424

OTHER INCOME/(EXPENSES)
Interest Income                        59        69            127       120
Allowance for equity funds
  used during construction             --     2,045          1,123     3,460
 Other, net                           (42)      (31)           (46)      (36)
    Other income/(expenses)            17     2,083          1,204     3,544

INTEREST EXPENSE
Interest Expense                    8,319     8,286         16,663    16,532
 Allowance for borrowed funds
  used during construction             --    (1,949)        (1,070)   (3,601)
 Interest Expense, Net              8,319     6,337         15,593    12,931

INCOME BEFORE TAXES                 9,909    11,446         26,580    29,037

PROVISION FOR TAXES                 3,986     4,553         10,821    11,555

NET INCOME                          5,923     6,893         15,759    17,482

The accompanying notes are an integral part of these consolidated financial statements.






            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                               June 30,    December 31,
ASSETS                                           2004          2003
CURRENT ASSETS
 Cash and temporary cash investments          $  35,612    $  36,344
 Accounts receivable - trade, net                 5,506        7,080
 Accounts receivable - affiliates                 5,863        5,495
 Other current assets                             5,830        6,413
   Total Current Assets                          52,811       55,332

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,096,564      802,220
 Construction work in progress                    5,695      280,528
                                              1,102,259    1,082,748
 Accumulated depreciation and amortization     (338,631)    (323,405)
   Natural Gas Transmission Plant, Net          763,628      759,343

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          19,932       19,174
 Regulatory assets - other                        1,379        1,473
 Other assets and deferred charges               12,122       13,383

   Total Other Assets and Deferred Charges       33,433       34,030

   TOTAL ASSETS                               $ 849,872    $ 848,705

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   8,013    $  21,424
 Accrued interest                                 4,613        4,626
 Current portion of long-term debt               32,222       32,222
 Other current liabilities                        5,686        7,425
   Total Current Liabilities                     50,534       65,697

LONG-TERM DEBT                                  436,667      447,778

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  2,230        3,263
 Other                                            1,925        1,821
   Total Other Non-Current Liabilities            4,155        5,084

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                      141,639      122,220
  Payable by Partners                          (121,707)    (103,046)
  Related to Other Comprehensive Income          (1,259)      (1,671)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  18,673       17,503
Commitments and Contingencies                       -            -
Total Liabilities                               510,029      536,062
Partners' Equity                                339,843      312,643

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 849,872    $ 848,705

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                          2004      2003
OPERATING ACTIVITIES:
 Net Income                                             $ 15,759   $ 17,482
 Adjusted for the following:
   Depreciation and amortization                          15,481     12,021
   Allowance for equity funds used during construction    (1,123)    (3,460)
   Deferred regulatory asset-income tax related             (758)    (1,788)
   Amounts equivalent to deferred income taxes               758      1,788
   Income and other taxes payable by partners             10,821     11,555
   Other assets and deferred charges                       1,213      1,091
   Other non-current liabilities                             104       (142)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,206      1,613
      Other current assets                                   583      1,159
      Accounts payable                                   (13,411)    (6,834)
      Accrued interest                                       (13)    (2,033)
      Other current liabilities                           (1,739)    (1,379)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 28,881     31,073

INVESTING ACTIVITIES:
  Capital expenditures                                   (18,502)   (83,550)
     NET CASH USED IN INVESTING ACTIVITIES               (18,502)   (83,550)

FINANCING ACTIVITIES:
  Long-term debt borrowings                                   --     65,000
  Repayments of long-term debt                           (11,111)   (11,111)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                             (11,111)    53,889

NET (DECREASE)/INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                        (732)     1,412

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344     21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 35,612   $ 23,032

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 15,862   $ 17,750


The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Six Months Ended June 30, 2004
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2003                   $312,643

Year-to-date net income                          15,759

Taxes payable by Partners                        10,821

Other comprehensive income, net of tax              620

PARTNERS' EQUITY
BALANCE AT JUNE 30, 2004                       $339,843

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., referred to herein as Iroquois or the Partnership, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2003, referred to herein as Iroquois' Form 10-K.

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

2. Comprehensive income consisted of the following:

(in thousands)                         Three months ended    Six months ended
                                           June 30,              June 30,
                                         2004    2003         2004     2003
Net income                              $5,923  $6,893       $15,759  $17,482
Other comprehensive income/(loss)
   Unrealized income/(loss)on interest
   rate hedge, net of tax                  668     (75)          620       50

Comprehensive income                    $6,591  $6,818       $16,379  $17,532




3. Retirement Benefit Plans:

The components of net pension benefit costs included in the Partnership's consolidated statements of income were as follows:

(in thousands)
                                       Three months ended    Six months ended
                                             June 30,            June 30,
                                          2004      2003      2004      2003
Service Cost                             $ 200     $ 203     $ 420     $ 406
Interest Cost                               77        62       154       124
Expected return on plan assets             (88)      (61)     (176)     (122)
Amortization of prior service cost           3         3         6         6
Recognition of net actuarial loss           15        14        30        28

Net periodic pension cost                $ 207     $ 221     $ 434     $ 442

Note 10 of the Notes to Consolidated Financial Statements in Iroquois'
December 31, 2004 Form 10-K discusses the Partnership's expected contribution to its pension plans. For the six months ended June 30, 2004, $1.4 million of contributions have been made to its pension plans including $1.2 million for the three months ended June 30, 2004.

4. Commitments and Contingencies:

Eastchester-Horizon Suit

On January 20, 2004, Horizon Offshore Contractors, Inc. ("Horizon") filed a complaint against the Partnership and its operating company, Iroquois Pipeline Operating Company ("IPOC") in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66 million. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

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

Tom Allen Construction Partnership

On June 14, 2004, Tom Allen Construction Partnership ("Tom Allen"), another of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and Iroquois. Iroquois served an Answer to the complaint and various discovery demands on July 30, 2004.

Weeks Marine, Inc.

On July 21, 2004 Weeks Marine Inc. ("Weeks"), another of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks Marine is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and Iroquois. Iroquois is in the process of preparing an Answer to the complaint.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Partnership of New York

On January 28, 2004, Anthony Capobianco filed a complaint against Iroquois Gas Transmission System, L.P., Iroquois Pipeline Operating Partnership and Consolidated Edison Partnership of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Partnership, Inc. ("Hallen"), sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10.0 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome. However, Hallen's insurer has agreed to indemnify and defend Iroquois in this action up to the $2 million limit of its insurance policy. The parties are in the process of documenting this agreement.

Eastchester Construction Incidents

On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Partnership d/b/a The Long Island Power Authority, or LIPA, and Connecticut Light and Power Partnership, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY allegedly is owned by Cal Dive International, Inc., a subcontractor of the Partnership's general contractor, Horizon Offshore Contractors, Inc.

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the "Cable Interests") filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for their alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

The Cable Interests are claiming a total of $34.3 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages.

In addition to the foregoing, the Partnership has been advised that the Town of Huntington, New York may assert a claim against the Partnership alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident.

Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to the Partnership under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, the Partnership may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In addition, Thales's underwriters have agreed to indemnify the Partnership in accordance with the indemnity provision in the Horizon/Thales contract, including indemnity for the Partnership's attorneys' fees incurred to date and going forward. This indemnity is subject to the policies' terms and limit of $10 million. The Partnership further believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, the Partnership's management believes that this matter will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable (collectively, the "Y-49 Cable Interests") also have filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both have filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales has joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests recently have filed cross claims against the Partnership alleging claims under the Crossing Agreement and in common law tort.

The parties presently are engaging in document discovery, and the Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

No liabilities have been recorded by Iroquois in conjunction with any of the preceding legal matters.

FERC Docket No. RP04-136-000

On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposed a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which will serve as the initial rate per the certificate order). The increased rate reflects, among other things, an increase in plant costs from the certificate estimate of $210 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various customers filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005.

On June 15 and July 8, 2004, settlement conferences were convened at the FERC's offices to attempt to negotiate a settlement of the issues in the rate case. As a result of those conferences, the parties reached a settlement in principle of all issues that the Partnership believes is either supported or not opposed by all participants to the proceeding. On July 15, 2004 Iroquois submitted a motion to the Presiding Administrative Law Judge to suspend the procedural schedule to allow the parties to formalize the settlement agreement; such motion was granted by the judge on July 16. Following additional discussions and negotiations with the parties, Iroquois submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement, if approved, would provide for recourse rates of $0.66 per dth for the period July 1, 2004 through December 31, 2007 and $0.635 per dth for the period January 1, 2008 through December 31, 2011. In addition, Iroquois will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, would also be in effect through December 31, 2011. That settlement agreement is pending before the FERC, and Iroquois anticipates that it will be supported or not opposed by all participants to the proceeding.

In addition to settling the Eastchester recourse rates as set forth above, Iroquois has also entered into negotiated rate agreements with all of the initial shippers on the Eastchester Extension Project. The negotiated rates on a 100% load-factor equivalent basis range between $0.47 and $0.59 per dth depending on whether the agreement was signed pre or post construction and the length of the negotiated contract.

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries' Bankruptcy Filing

On July 8, 2003, PG&E Corporation reported that NEGT and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. (US Gen NE).

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

On July 27, 2004, NEGT issued a press release announcing a proposed sale of its indirect equity interest in the IGTS Partnership to Denali Power, LLC, as part of a sale of a portfolio of assets. NEGT's indirect interest is held through JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC, both of which represent a 5.77% interest in the Partnership. According to NEGT, the transaction is expected to close in the first quarter of 2005 and is subject to a further auction process as well as bankruptcy court, regulatory and third party approvals.

FERC Order No. 2004

On November 25, 2003 the FERC issued Order No. 2004 in FERC Docket No. RM01-
10. According to the FERC, Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. As required by said schedule, on June 1, 2004 the Partnership posted its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Additionally, by September 22, 2004, the Partnership is required to develop a written procedure implementing its standards of conduct and train all employees subject to the standard. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.

Athens Project (FERC Docket No. CP02-20-000)

On November 8, 2001, the Partnership filed an application with the FERC to construct and operate its "Athens Project". Under this proposal, the Partnership would construct a second compressor unit at its existing Athens, New York compressor station. The facilities are designed to provide up to 70 MDth/d of firm transportation to Athens Generating Company, L. P. ("Athens Generating") with whom the Partnership has executed a firm transportation agreement for this service. On June 3, 2002, the FERC issued a certificate authorizing the Partnership to construct the Athens Project facilities. However, the Partnership anticipated having adequate capacity on its system to serve the initial 70 MDth/d transportation needs of the Athens Generating facility. As a result of this evaluation, capacity was made available on an interim basis, allowing the Partnership to defer the commencement of construction of the Athens Project. By letter dated April 22, 2003, the Partnership requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the FERC granted the Partnership's' request for the 1-year extension. As of June 30, 2004, the Partnership had incurred approximately $1.9 million in construction expenditures related to the Athens Project which is reflected on the balance sheet of the Partnership as Construction work in progress. The Partnership continues to market this project to potential customers and also continues to evaluate its feasibility.

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

The Partnership plans, however, to continue to work directly with Astoria regarding its future natural gas transportation requirements pending Astoria's financing of its proposed electric generating facility for which it has a power purchase agreement with Consolidated Edison Partnership of New York, Inc.

The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, has also elected to terminate its precedent agreement, and the Partnership is currently remarketing the Brookfield Project capacity entitlement relinquished by PPL to other potential shippers. Additionally, the Partnership is exploring other services and products that may negate the need to find a replacement shipper. As of June 30, 2004, the Partnership had incurred approximately $2.5 million in construction expenditures related to the Brookfield Project, primarily related to the purchase of the Brookfield site.

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

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                      Three months ended     Six months ended
Revenues and Volumes Delivered              June 30,              June 30,
                                          2004    2003          2004    2003
Revenues (dollars in millions)
Long-term firm reserved service          $ 33.1  $ 28.1        $ 66.9  $ 59.0
Short-term firm/interruptible/other <F1>    3.2     2.8           8.7     9.5
Total revenues                           $ 36.3  $ 30.9        $ 75.6  $ 68.5

Volumes delivered (million dekatherms)
Long-term firm reserved service            70.0    69.0         147.0   141.3
Short-term firm/interruptible/other <F1>   17.4     9.9          34.2    31.6
Total volumes delivered                    87.4    78.9         181.2   172.9

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

Three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.

Revenues. Total revenues increased $5.4 million, or 17.5%, to $36.3 million for the three-month period ended June 30, 2004 from $30.9 million for the three-month period ended June 30, 2003.

Long term firm reserved service revenues increased $5.0 million, or 17.8%, to $33.1 million for the three months ended June 30, 2004 from $28.1 million for the same period in 2003. This increase was primarily due to additional Eastchester revenues of $5.4 million due to the February 5, 2004 in-service date of the Eastchester Extension, and $1.4 million of revenues attributable to the commencement of the Athens contract in September of 2003. These increases were partially offset by decreased long term firm reserved service of $1.4 million primarily due to the loss of the firm revenue stream associated with US Gen New England, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

Short-term firm/interruptible/other revenues increased $0.4 million, or 14.3%, to $3.2 million for the three-month period ended June 30, 2004 from $2.8 million for the same period in 2003, primarily due to higher volumes associated with increased market demand for natural gas during the three-month period ended June 30, 2004 as compared to the same period in 2003.

Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $0.5 million, or 7.9%, to $6.8 million for the three-month period ended June 30, 2004 from $6.3 million for the three-month period ended June 30, 2004, primarily due to an increase in regulatory expenses and employee benefit costs.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 35.0%, to $8.1 million for the three-month period ended June
30, 2004 from $6.0 million for the same period in 2003, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $2.1 million, or 100%, for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 primarily due to a decrease in the allowance for equity funds used during construction ("equity AFUDC"). The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $2.0 million, or 31.8%, to $8.3 million for the three-month period ended June 30, 2004 from $6.3 million for the three-month period ended June 30, 2003 primarily due to a decrease in interest expense capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003.

Revenues. Total revenues increased $7.1 million, or 10.4%, to $75.6 million for the six-month period ended June 30, 2004 from $68.5 million for the six-month period ended June 30, 2003.

Long term firm reserved service revenues increased $7.9 million, or 13.4%, to $66.9 million for the six months ended June 30, 2004 from $59.0 million for the same period in 2003. This increase was primarily due to additional Eastchester revenues of $7.6 million due to the February 5, 2004 in-service date of the Eastchester Extension, and $2.8 million of revenues attributable to the commencement of the Athens contract in September of 2003. These increases were partially offset by decreased long term firm reserved service of $1.8 million primarily due to the loss of the firm revenue stream associated with US Gen New England, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

Short-term firm/interruptible/other revenues decreased $0.8 million, or 8.4%, to $8.7 million for the six-month period ended June 30, 2004 from $9.5 million for the same period in 2003, primarily due to lower volumes associated with softer market demand for natural gas as a result of warmer weather and more competitive oil prices during the first quarter of 2004 as compared to the same period in 2003, partially offset by increased market demand for natural gas in the second quarter of 2004.

Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $0.6 million or 5.0% to $12.7 million for the six-month period ended June 30, 2004 from $12.1 million for the six-month period ended June 30, 2004, primarily due to an increase in regulatory expenses and employee benefit costs.

Depreciation and Amortization. Depreciation and amortization increased $3.5 million, or 29.2%, to $15.5 million for the six-month period ended June
30, 2004 from $12.0 million for the same period in 2003, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $2.3 million, or 65.7%, to $1.2 million for the six-month period ended June 30, 2004 from $3.5 million for the six-month period ended June 30, 2003 primarily due to a decrease in equity AFUDC. The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $2.7 million, or 20.9%, to $15.6 million for the six-month period ended June 30, 2004 from $12.9 million for the six-month period ended June 30, 2003 primarily due to a decrease in interest expense capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Liquidity and Capital Resources

For the first six months of 2004, the Partnership's primary source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects. The Partnership expects to fund its 2004 capital expenditures through internal sources.

Net cash provided by operating activities decreased to $28.9 million in the first half of 2004 compared to $31.1 million in the first half of 2003, primarily due to a decrease in accounts payable balances resulting from higher December 31, 2003 accruals related to the Eastchester Extension. Net cash used for financing activities was $11.1 million for the first six months of 2004, as compared to net cash provided by financing activities of $53.9 million during the same period in 2003, primarily due to bank borrowings, in 2003, under the Partnership's amended credit agreement.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of June 30, 2004 and December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first six months of 2004 were $18.5 million, compared to $83.6 million in the first six months of 2003, reflecting primarily the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Total capital expenditures for 2004 are estimated to be approximately $36 million, including approximately $32 million related to the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases.

The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the first six months of 2004 or during the same period in 2003.

Off-Balance Sheet Transactions

At June 30, 2004, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of June 30, 2004, the Partnership had $98.9 million of variable-rate debt outstanding, of which approximately $27.8 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.7 million.

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

Eastchester-Horizon Suit

On January 20, 2004, Horizon Offshore Contractors, Inc. ("Horizon") filed a complaint against the Partnership and its operating company, Iroquois Pipeline Operating Company ("IPOC") in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66 million. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

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

Tom Allen Construction Company

On June 14, 2004, Tom Allen Construction Company, another of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and Iroquois. Iroquois served an Answer to the complaint and various discovery demands on July 30, 2004.

Weeks Marine, Inc.

On July 21, 2004 Weeks Marine Inc. ("Weeks"), another of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks Marine is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and Iroquois. Iroquois is in the process of preparing an answer to the complaint.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

On January 28, 2004, Anthony Capobianco filed a complaint against Iroquois Gas Transmission System, L.P., Iroquois Pipeline Operating Company and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc. ("Hallen"), sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome. However, Hallen's insurer has agreed to indemnify and defend Iroquois in this action up to its $2 million limit of its insurance policy. The parties are in the process of documenting this agreement.

Eastchester Construction Incidents

On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Company d/b/a The Long Island Power Authority, or LIPA, and Connecticut Light and Power Company, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY allegedly is owned by Cal Dive, a subcontractor of the Partnership's general contractor, Horizon Offshore Contractors, Inc.

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the "Cable Interests") filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for their alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

The Cable Interests are claiming a total of $34.3 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages.

In addition to the foregoing, the Partnership has been advised that the Town of Huntington, New York may assert a claim against the Partnership alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident.

Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its subcontractors' negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership understands that it is covered under Horizon's policies to the extent that Horizon has assumed liability to the Partnership under the contract. Based on Horizon's subcontracts with Thales and Cal Dive, the Partnership may also be entitled to coverage as an additional insured party under those parties' policies of insurance. In addition, Thales's underwriters have agreed to indemnify the Partnership in accordance with the indemnity provision in the Horizon/Thales contract, including indemnity for the Partnership's attorneys' fees incurred to date and going forward. This indemnity is subject to the policies' terms and limit of $10 million. The Partnership further believes it is adequately insured by its own insurers. Therefore, based on its initial investigation, the Partnership's management believes that this matter will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable (collectively, the "Y-49 Cable Interests") also have filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both have filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales has joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests recently have filed cross claims against the Partnership alleging claims under the Crossing Agreement and in common law tort.

The parties presently are engaging in document discovery and the Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

FERC Docket No. RP04-136-000

On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposed a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which will serve as the initial rate per the certificate order). The increased rate reflects, among other things, an increase in plant costs from the certificate estimate of $210 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various customers filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005.

On June 15 and July 8, 2004, settlement conferences were convened at the FERC's offices to attempt to negotiate a settlement of the issues in the rate case. As a result of those conferences, the parties reached a settlement in principle of all issues that the Partnership believes is either supported or not opposed by all participants to the proceeding. On July 15, 2004 Iroquois submitted a motion to the Presiding Administrative Law Judge to suspend the procedural schedule to allow the parties to formalize the settlement agreement; such motion was granted by the judge on July 16. Following additional discussions and negotiations with the parties, Iroquois submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement, if approved, would provide for recourse rates of $0.66 per dth for the period July 1, 2004 through December 31, 2007 and $0.635 per dth for the period January 1, 2008 through December 31, 2011. In addition, Iroquois will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, would also be in effect through December 31, 2011. That settlement agreement is pending before the FERC, and Iroquois anticipates that it will be supported or not opposed by all participants to the proceeding.

In addition to settling the Eastchester recourse rates as set forth above, Iroquois has also entered into negotiated rate agreements with all of the initial shippers on the Eastchester Extension Project. The negotiated rates on a 100% load-factor equivalent basis range between $0.47 and $0.59 per dth depending on whether the agreement was signed pre or post construction and the length of the negotiated contract.

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries' Bankruptcy Filing

On July 8, 2003, PG&E Corporation reported that NEGT and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. (US Gen NE).

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

On July 27, 2004, NEGT issued a press release announcing a proposed sale of its indirect equity interest in the IGTS Partnership to Denali Power, LLC, as part of a sale of a portfolio of assets. NEGT's indirect interest is held through JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC, both of which represent a 5.77% interest in the Partnership. According to NEGT, the transaction is expected to close in the first quarter of 2005 and is subject to a further auction process as well as bankruptcy court, regulatory and third party approvals.


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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  August 13, 2004    By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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