Form 10-Q
period 2004-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2004-11-12
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2004 and 2003 and
          Nine Months Ended September 30, 2004 and 2003         3
       Consolidated Balance Sheets - September 30, 2004
          and December 31, 2003                                 4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2004 and 2003         5
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2004         6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11
   ITEM 6.  Exhibits and Reports on Form 8-K                   11
   Signatures                                                  12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   2004      2003           2004      2003

OPERATING REVENUES, NET           $36,072   $29,628       $111,679   $98,156

OPERATING EXPENSES
 Operation and maintenance          7,250     6,232         19,966    18,301
 Depreciation and amortization      8,067     6,024         23,548    18,045
 Taxes other than income taxes      4,058     3,281         10,499     9,295

   Operating expenses              19,375    15,537         54,013    45,641

OPERATING INCOME                   16,697    14,091         57,666    52,515

OTHER INCOME/(EXPENSES)
Interest Income                       132        56            259       176
Allowance for equity funds
  used during construction             --     2,466          1,123     5,926
 Other, net                          (100)       --           (146)      (36)
    Other income/(expenses)            32     2,522          1,236     6,066

INTEREST EXPENSE
Interest Expense                    8,384     8,463         25,047    24,995
 Allowance for borrowed funds
  used during construction             --    (2,350)        (1,070)   (5,951)
 Interest Expense, Net              8,384     6,113         23,977    19,044

INCOME BEFORE TAXES                 8,345    10,500         34,925    39,537

PROVISION FOR TAXES                 3,113     4,064         13,935    15,619

NET INCOME                          5,232     6,436         20,990    23,918

The accompanying notes are an integral part of these consolidated financial statements.






            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                            September 30,   December 31,
ASSETS                                           2004          2003
CURRENT ASSETS
 Cash and temporary cash investments          $  42,953    $  36,344
 Accounts receivable - trade, net                 5,811        7,080
 Accounts receivable - affiliates                 5,643        5,495
 Other current assets                            12,545        6,413
   Total Current Assets                          66,952       55,332

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,097,304      802,220
 Construction work in progress                    8,988      280,528
                                              1,106,292    1,082,748
 Accumulated depreciation and amortization     (346,552)    (323,405)
   Natural Gas Transmission Plant, Net          759,740      759,343

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          19,965       19,174
 Regulatory assets - other                        1,332        1,473
 Other assets and deferred charges               12,284       13,383

   Total Other Assets and Deferred Charges       33,581       34,030

   TOTAL ASSETS                               $ 860,273    $ 848,705

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   8,375    $  21,424
 Accrued interest                                11,561        4,626
 Current portion of long-term debt               32,222       32,222
 Other current liabilities                        5,996        7,425
   Total Current Liabilities                     58,154       65,697

LONG-TERM DEBT                                  431,111      447,778

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge, net of tax  2,197        3,263
 Other                                            1,883        1,821
   Total Other Non-Current Liabilities            4,080        5,084

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
  Generated by Partnership                      149,633      122,220
  Payable by Partners                          (129,668)    (103,046)
  Related to Other Comprehensive Income          (1,246)      (1,671)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  18,719       17,503
Commitments and Contingencies                       -            -
Total Liabilities                               512,064      536,062
Partners' Equity                                348,209      312,643

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 860,273    $ 848,705

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                           2004       2003
OPERATING ACTIVITIES:
 Net Income                                             $ 20,990   $ 23,918
 Adjusted for the following:
   Depreciation and amortization                          23,548     18,045
   Allowance for equity funds used during construction    (1,123)    (5,926)
   Deferred regulatory asset-income tax related             (791)    (3,701)
   Amounts equivalent to deferred income taxes               791      3,701
   Income and other taxes payable by partners             13,935     15,619
   Other assets and deferred charges                       1,027        964
   Other non-current liabilities                              62       (324)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,121      1,222
      Other current assets                                (6,132)    (2,653)
      Accounts payable                                   (13,049)    (7,285)
      Accrued interest                                     6,935      4,718
      Other current liabilities                           (1,429)       226

NET CASH PROVIDED BY OPERATING ACTIVITIES                 45,885     48,524

INVESTING ACTIVITIES:
  Capital expenditures                                   (22,609)  (118,323)
     NET CASH USED IN INVESTING ACTIVITIES               (22,609)  (118,323)

FINANCING ACTIVITIES:
  Partner contributions                                       --     10,000
  Long-term debt borrowings                                   --     85,000
  Repayments of long-term debt                           (16,667)   (16,667)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                             (16,667)    78,333

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       6,609      8,534

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344     21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 42,953   $ 30,154

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 16,890   $ 19,055


The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2004
                         (In Thousands)
                           (Unaudited)



PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2003                   $312,643

Year-to-date net income                          20,990

Taxes payable by Partners                        13,935

Other comprehensive income, net of tax              641

PARTNERS' EQUITY
BALANCE AT SEPTEMBER 30, 2004                  $348,209

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

2. Comprehensive income consisted of the following:

(in thousands)                       Three months ended     Nine months ended
                                         September 30,        September 30,
                                         2004    2003         2004     2003
Net income                              $5,232  $6,436       $20,990  $23,918
Other comprehensive income
   Unrealized income on interest
   rate hedge, net of tax                   21     418           641      467

Comprehensive income                    $5,253  $6,854       $21,632  $24,385




3. Retirement Benefit Plans:

The components of net pension benefit costs included in the Partnership's consolidated statements of income were as follows:

(in thousands)
                                      Three months ended    Nine months ended
                                         September 30,        September 30,
                                          2004      2003      2004      2003
Service Cost                             $ 210     $ 203     $ 630     $ 609
Interest Cost                               77        62       231       186
Expected return on plan assets             (88)      (62)     (264)     (184)
Amortization of prior service cost           3         3         9         9
Recognition of net actuarial loss           15        14        45        42

Net periodic pension cost                $ 217     $ 220     $ 651     $ 662

Note 10 of the Notes to Consolidated Financial Statements in Iroquois'
December 31, 2003 Form 10-K discusses the Partnership's expected contribution to its pension plans. For the nine months ended September 30, 2004, $1.4 million of contributions have been made to its pension plans. The
Partnership does not plan to make further contributions in 2004.

4. Commitments and Contingencies:

Eastchester-Horizon Suit

On January 20, 2004, Horizon Offshore Contractors, Inc. ('Horizon') filed a complaint against the Partnership and its operating company, Iroquois Pipeline Operating Company ('IPOC') in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66 million. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

Cal Dive International, Inc.

On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive International, Inc. ('Cal Dive') filed a Mechanic's Lien totaling $3.3 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon Offshore Contractors, Inc. ('Horizon') and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, on April 1 and April 5, 2004 in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, posted bonds to discharge the Mechanic's Liens.

On September 10, 2004, Cal Dive filed a complaint against the Partnership in the United States District Court for the Eastern District of New York. The complaint alleges that Cal Dive has not been paid $3.3 million for work that it performed on the Eastchester project. Iroquois filed an answer to the Cal-Dive action on October 15, 2004 and commenced a third party action against Horizon on October 25, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Cal Dive's claims.

Tom Allen Construction Partnership

On June 14, 2004, Tom Allen Construction Partnership ('Tom Allen'), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and Iroquois. Iroquois served an answer to the complaint and various discovery demands on July 30, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Tom Allen's claims.

Weeks Marine, Inc.

On July 21, 2004 Weeks Marine Inc. ('Weeks'), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and Iroquois. Iroquois filed an answer to the complaint on August 16, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Week's claims.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Partnership of New York

On January 28, 2004, Anthony Capobianco filed a complaint against Iroquois Gas Transmission System, L.P., Iroquois Pipeline Operating Partnership and Consolidated Edison Partnership of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Partnership, Inc. ('Hallen'), sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend Iroquois in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the 'Cable Interests') filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for their alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

The Cable Interests originally claimed a total of $34.3 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages. In September 2004, the Cable Interests amended their claim to $23.5 million, consisting of approximately $12.9 million for repairs and repair related costs and $10.6 million in consequential damages.

The matter is presently in the latter stages of discovery, with a trial date currently set for February 22, 2005.

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

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable (collectively, the 'Y-49 Cable Interests') also have filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests filed cross claims against the Partnership alleging claims under the Crossing Agreement and in common law tort.

The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asks the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership believes the motion is premature.

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

The Partnership has also learned that as part of the Eastchester construction there may have been one or more violations by the contractor of the exclusionary zones established around certain specified areas of possible cultural resources, namely underwater archeological sites such as shipwrecks, along the pipeline's marine route and the contractor may have placed anchors outside the authorized construction corridor. At this time, the Partnership has no information that any sites were in fact damaged. The Partnership has informed the FERC and the New York State Office of Parks, Recreation and Historic Preservation of this matter. At this time, the Partnership is unable to determine if there will be any material adverse effect on the Partnership's financial condition and results of operations due to this matter.

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, Iroquois performed certain post construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, Iroquois had constructed a 'structure' over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the 'structure' may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. Iroquois has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and has notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

No liabilities have been recorded by Iroquois in conjunction with any of the preceding legal matters.

FERC Docket No. RP04-136-000

On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposed a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which served as the initial rate per the certificate order). The increased rate reflected, among other things, an increase in plant costs from the certificate estimate of $210 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various customers filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005.

On June 15 and July 8, 2004, settlement conferences were convened at the FERC's offices to attempt to negotiate a settlement of the issues in the rate case. As a result of those conferences, the parties reached a settlement in principle of all issues that was supported or not opposed by all participants to the proceeding. On July 15, 2004 Iroquois submitted a motion to the Presiding Administrative Law Judge to suspend the procedural schedule to allow the parties to formalize the settlement agreement; such motion was granted by the judge on July 16. Following additional discussions and negotiations with the parties, Iroquois submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement provides for recourse rates of $0.66 per dth for the period July 1, 2004 through December 31, 2007 and $0.635 per dth for the period January 1, 2008 through December 31, 2011. In addition, Iroquois will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, will also be in effect through December 31, 2011. The settlement agreement was approved by the FERC on October 13, 2004.

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

The recourse rates and negotiated individual Eastchester shipper rates, coupled with cost overruns experienced on the Eastchester Project, will reduce the Partnership's initial margins that were anticipated when the project application was filed with FERC.

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

On October 15, 2003, the Partnership filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts. At this time the Partnership does not know what the disposition of this claim will be nor its ultimate impact on the Partnership.

On September 15, 2004, NEGT announced that it had entered into an agreement with GS Power Holdings II LLC (a subsidiary of Goldman Sachs) to purchase NEGT's indirect equity interest in the Partnership. NEGT's indirect interest is held through JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC, both of which represent a 5.77% interest in the Partnership. According to NEGT, the acquisition is expected to close in the first quarter of 2005.


FERC Order No. 2004

On November 25, 2003 the FERC issued Order No. 2004 in FERC Docket No. RM01-
10. According to the FERC, Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. As required by said schedule, on June 1, 2004 the Partnership posted its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Additionally, as required by the order, on September 22, 2004, the Partnership developed and posted on its website, a written procedure implementing its standards of conduct and trained all its employees subject to the standard. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.

Athens Project (FERC Docket No. CP02-20-000)

On November 8, 2001, the Partnership filed an application with the FERC to construct and operate its 'Athens Project'. Under this proposal, the Partnership would construct a second compressor unit at its existing Athens, New York compressor station. The facilities are designed to provide up to 70 MDth/d of firm transportation to Athens Generating Company, L. P. ('Athens Generating') with whom the Partnership has executed a firm transportation agreement for this service. On June 3, 2002, the FERC issued a certificate authorizing the Partnership to construct the Athens Project facilities. However, the Partnership anticipated having adequate capacity on its system to serve the initial 70 MDth/d transportation needs of the Athens Generating facility. As a result of this evaluation, capacity was made available on an interim basis, allowing the Partnership to defer the commencement of construction of the Athens Project. By letter dated April 22, 2003, the Partnership requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the FERC granted the Partnership's' request for the 1-year extension. As of September 30, 2004, the Partnership had incurred approximately $2.3 million in construction expenditures related to the Athens Project which is reflected on the balance sheet of the Partnership as Construction work in progress. The Partnership continues to market this project to potential customers and also continues to evaluate its feasibility. In the event that the Partnership is unable to secure customers prior to the December 3, 2004 construction extension deadline, the project will be cancelled and the $2.3 million in capital expenditures will be written off and charged to expense.

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

The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, has also elected to terminate its precedent agreement, and the Partnership is currently remarketing the Brookfield Project capacity entitlement relinquished by PPL to other potential shippers. Additionally, the Partnership is exploring other services and products that may negate the need to find a replacement shipper. As of September 30, 2004, the Partnership had incurred approximately $2.5 million in construction expenditures related to the Brookfield Project, primarily related to the purchase of the Brookfield site.

In anticipation of these developments, on April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005.

On June 27, 2003, the Partnership purchased real property at 60 High Meadow Road, Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. In accordance with the FERC approval, the site must be remediated before construction takes place. On November 3, 2004, the Connecticut Department of Environmental Protection approved the project's site remediation plan and scope of work schedule. Work is anticipated to begin in late November. Site remediation is not expected to have a material adverse impact on the Partnership's operating results or financial condition.

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

On November 9, 2004 TransCanada Corporation and Shell US Gas & Power LLC announced plans to develop an offshore liquefied natural gas (LNG) regasification terminal, named Broadwater Energy, in the New York State waters of Long Island Sound. The expected in-service date of the facility is late 2010. Iroquois has been in discussions with the proponents of this project as to potential interconnection of the LNG terminal with Iroquois' existing facilities; those discussions are continuing. Given the preliminary stage of this matter, Iroquois is unable to assess the possible effects, if any, of the LNG project, if ultimately constructed, on its system.

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                      Three months ended    Nine months ended
Revenues and Volumes Delivered           September 30,         September 30,
                                          2004    2003          2004    2003
Revenues (dollars in millions)
Long-term firm reserved service          $ 32.6  $ 27.2        $ 99.5  $ 86.3
Short-term firm/interruptible/other <F1>    3.5     2.4          12.2    11.9
Total revenues                           $ 36.1  $ 29.6        $111.7  $ 98.2

Volumes delivered (million dekatherms)
Long-term firm reserved service            70.4    71.5         217.4   212.8
Short-term firm/interruptible/other <F1>   19.8     9.9          54.0    41.5
Total volumes delivered                    90.2    81.4         271.4   254.3

<F1>Short-term firm represents firm service contracts of less than one year.
Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

The Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Partnership also has interruptible transportation service revenues which are at the margin and thus can have a significant impact on net income. Such revenues include short-term firm reserved transportation service contracts having terms of less than one year as well as standard interruptible transportation service contracts. While it is common for pipelines to be obligated under their FERC-approved rate structures to share some of their interruptible transportation service revenues with long-term firm reserved service shippers, Iroquois is not currently obligated to do so under the terms of its currently effective rate settlement which expires December 31, 2007. However, there can be no assurance that this will be the case in the future.

Three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

Revenues. Total revenues increased $6.5 million, or 22.0%, to $36.1 million for the three-month period ended September 30, 2004 from $29.6 million for the three-month period ended September 30, 2003.

Long-term firm reserved service revenues increased $5.4 million, or 19.9%, to $32.6 million for the three months ended September 30, 2004 from $27.2 million for the same period in 2003. This increase was primarily due to additional revenues from the Eastchester Extension of approximately $7.3 million due to the February 5, 2004 in-service date of the Eastchester Extension, and approximately $0.8 million of revenues attributable to the commencement of the Athens contract in September of 2003. These increases were partially offset by decreased long-term firm reserved service revenues primarily due to a rate decrease effective July 1, 2004 of approximately $0.03 per dekatherm as well as the loss of the firm revenue stream associated with US Gen New England, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

Short-term firm/interruptible/other revenues increased $1.1 million, or 45.8%, to $3.5 million for the three-month period ended September 30, 2004 from $2.4 million for the same period in 2003, primarily due to higher volumes associated with increased market demand for natural gas during the three-month period ended September 30, 2004 as compared to the same period in 2003.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $1.1 million, or 17.7%, to $7.3 million for the three-month period ended September 30, 2004 from $6.2 million for the three-month period ended September 30, 2004, primarily due to an increase in regulatory expenses, employee benefit costs and field operation and maintenance costs, as well as a decrease in capitalized payroll.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 35.0%, to $8.1 million for the three-month period ended September 30, 2004 from $6.0 million for the same period in 2003, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Taxes other than income taxes. Taxes other than income taxes encompass property and school taxes paid to various state jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. Taxes other than income taxes increased $0.8 million or 24.2% to $4.1 million for the three-month period ended September 30, 2004 from $3.3 million for the three-month period ended September 30, 2003 primarily due to assessments on facilities related to the Eastchester Extension.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $2.5 million, for the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 primarily due to a decrease in the allowance for equity funds used during construction ("equity AFUDC"). The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $2.3 million, or 37.7%, to $8.4 million for the three-month period ended September 30, 2004 from $6.1 million for the three-month period ended September 30, 2003 primarily due to a decrease in interest capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Nine-month period ended September 30, 2004 compared to the Nine-month period ended September 30, 2003.

Revenues. Total revenues increased $13.5 million, or 13.7%, to $111.7 million for the nine-month period ended September 30, 2004 from $98.2 million for the nine-month period ended September 30, 2003.

Long-term firm reserved service revenues increased $13.2 million, or 15.3%, to $99.5 million for the nine months ended September 30, 2004 from $86.3 million for the same period in 2003. This increase was primarily due to additional revenues from the Eastchester Extension of approximately $15.0 million due to the February 5, 2004 in-service date of the Eastchester Extension, and approximately $3.6 million of revenues attributable to the commencement of the Athens contract in September of 2003. These increases were partially offset by decreased long-term firm reserved service revenues primarily due to a rate decrease effective July 1, 2004 of approximately $0.03 per dekatherm as well as the loss of the firm revenue stream associated with US Gen New England, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

Short-term firm/interruptible/other revenues increased $0.3 million, or 2.5%, to $12.2 million for the nine-month period ended September 30, 2004 from $11.9 million for the same period in 2003, primarily due to increased market demand for natural gas in the second and third quarters of 2004, partially offset by lower volumes associated with softer market demand for natural gas as a result of warmer weather and more competitive oil prices during the first quarter of 2004 as compared to the same period in 2003.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $1.7 million or 9.3% to $20.0 million for the nine-month period ended September 30, 2004 from $18.3 million for the nine-month period ended September 30, 2003, primarily due to an increase in regulatory expenses, employee benefit costs and field operation and maintenance costs, as well as a decrease in capitalized payroll.

Depreciation and Amortization. Depreciation and amortization increased $5.5 million, or 30.6%, to $23.5 million for the nine-month period ended September 30, 2004 from $18.0 million for the same period in 2003, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Taxes other than income taxes. Taxes other than income taxes encompass property and school taxes paid to various state jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. Taxes other than income taxes increased $1.2 million or 12.9% to $10.5 million for the nine-month period ended September 30, 2004 from $9.3 million for the nine-month period ended September 30, 2003, primarily due to assessments on facilities related to the Eastchester Extension.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $4.9 million, or 80.3%, to $1.2 million for the nine-month period ended September 30, 2004 from $6.1 million for the nine-month period ended September 30, 2003 primarily due to a decrease in equity AFUDC. The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $5.0 million, or 26.3%, to $24.0 million for the nine-month period ended September 30, 2004 from $19.0 million for the nine-month period ended September 30, 2003 primarily due to a decrease in interest capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Liquidity and Capital Resources

For the first nine months of 2004, the Partnership's source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects. The Partnership expects to fund its 2004 capital expenditures through internal sources.

Net cash provided by operating activities decreased to $45.9 million in the first nine months of 2004 compared to $48.5 million in the first nine months of 2003, primarily due to a decrease in accounts payable balances resulting from higher December 31, 2003 accruals related to the Eastchester Extension. Net cash used for financing activities was $16.7 million for the first nine months of 2004, consisting of the repayment of long-term debt. Net cash provided by financing activities was $78.3 million during the same period in 2003, primarily due to bank borrowings under the Partnership's amended credit agreement.

The Partnership has a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of September 30, 2004 and December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first nine months of 2004 were $22.6 million, compared to $118.3 million in the first nine months of 2003, reflecting primarily the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Total capital expenditures for 2004 are estimated to be approximately $36 million, including approximately $31 million related to the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases.

The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the first nine months of 2004 or during the same period in 2003.

Off-Balance Sheet Transactions

At September 30, 2004, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of September 30, 2004, the Partnership had $98.9 million of variable-rate debt outstanding, of which approximately $27.8 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.7 million.

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

Eastchester-Horizon Suit

On January 20, 2004, Horizon Offshore Contractors, Inc. ('Horizon') filed a complaint against the Partnership and its operating company, Iroquois Pipeline Operating Company ('IPOC') in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66 million. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Horizon's claims and the Partnership's counterclaims.

Cal Dive International, Inc.

On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive International, Inc. ('Cal Dive') filed a Mechanic's Lien totaling $3.3 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon Offshore Contractors, Inc. ('Horizon') and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, on April 1 and April 5, 2004 in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, posted bonds to discharge the Mechanic's Liens.

On September 10, 2004, Cal Dive filed a complaint against the Partnership in the United States District Court for the Eastern District of New York. The complaint alleges that Cal Dive has not been paid $3.3 million for work that it performed on the Eastchester project. Iroquois filed an answer to the Cal-Dive action on October 15, 2004 and commenced a third party action against Horizon on October 25, 2004. Horizon's time to answer or move expires on December 15, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Cal Dive's claims.

Tom Allen Construction Company

On June 14, 2004, Tom Allen Construction Company ('Tom Allen'), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and Iroquois. Iroquois served an answer to the complaint and various discovery demands on July 30, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Tom Allen's claims.

Weeks Marine, Inc.

On July 21, 2004 Weeks Marine Inc. ('Weeks'), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and Iroquois. Iroquois filed an answer to the complaint on August 16, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Week's claims.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

On January 28, 2004, Anthony Capobianco filed a complaint against Iroquois Gas Transmission System, L.P., Iroquois Pipeline Operating Company and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc. ('Hallen'), sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend Iroquois in this action up to its $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (one of Horizon's subcontractors), have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters (the 'Cable Interests') filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for their alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

The Cable Interests originally claimed a total of $34.3 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages. In September 2004, the Cable Interests amended their claim to $23.5 million, consisting of approximately $12.9 million for repairs and repair related costs and $10.6 million in consequential damages.

The matter is presently in the latter stages of discovery, with a trial date currently set for February 22, 2005.

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

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable (collectively, the 'Y-49 Cable Interests') also have filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests filed cross claims against the Partnership alleging claims under the Crossing Agreement and in common law tort.

The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asks the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership believes the motion is premature.

The parties presently are engaging in document discovery and the Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

The Partnership has also learned that as part of the Eastchester construction there may have been one or more violations by the contractor of the exclusionary zones established around certain specified areas of possible cultural resources, namely underwater archeological sites such as shipwrecks, along the pipeline's marine route and the contractor may have placed anchors outside the authorized construction corridor. At this time, the Partnership has no information that any sites were in fact damaged. The Partnership has informed the FERC and the New York State Office of Parks, Recreation and Historic Preservation of this matter. At this time, the Partnership is unable to determine if there will be any material adverse effect on the Partnership's financial condition and results of operations due to this matter.

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, Iroquois performed certain post construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, Iroquois had constructed a 'structure' over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the 'structure' may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. Iroquois has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and has notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

FERC Docket No. RP04-136-000

On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposed a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which served as the initial rate per the certificate order). The increased rate reflected, among other things, an increase in plant costs from the certificate estimate of $210 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various customers filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding with an anticipated final order due by the end of the second quarter of 2005.

On June 15 and July 8, 2004, settlement conferences were convened at the FERC's offices to attempt to negotiate a settlement of the issues in the rate case. As a result of those conferences, the parties reached a settlement in principle of all issues that was supported or not opposed by all participants to the proceeding. On July 15, 2004 Iroquois submitted a motion to the Presiding Administrative Law Judge to suspend the procedural schedule to allow the parties to formalize the settlement agreement; such motion was granted by the judge on July 16. Following additional discussions and negotiations with the parties, Iroquois submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement provides for recourse rates of $0.66 per dth for the period July 1, 2004 through December 31, 2007 and $0.635 per dth for the period January 1, 2008 through December 31, 2011. In addition, Iroquois will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, will also be in effect through December 31, 2011. The settlement agreement was approved by the FERC on October 13, 2004.
In addition to settling the Eastchester recourse rates as set forth above, Iroquois has also entered into negotiated rate agreements with all of the initial shippers on the Eastchester Extension Project. The negotiated rates on a 100% load-factor equivalent basis range between $0.47 and $0.59 per dth depending on whether the agreement was signed pre or post construction and the length of the negotiated contract.

The recourse rates and negotiated individual Eastchester shipper rates, coupled with cost overruns experienced on the Eastchester Project, will reduce the Partnership's initial margins that were anticipated when the project application was filed with FERC.

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

On October 15, 2003, the Partnership filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts. At this time, the Partnership does not know what the disposition of this claim will be nor its ultimate impact on the Partnership.

On September 15, 2004, NEGT announced that it had entered into an agreement with GS Power Holdings II LLC (a subsidiary of Goldman Sachs) to purchase NEGT's indirect equity interest in the Partnership. NEGT's indirect interest is held through JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC, both of which represent a 5.77% interest in the Partnership. According to NEGT, the acquisition is expected to close in the first quarter of 2005.



ITEMS 2-5 are not applicable.


ITEM 6. EXHIBITs:

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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  November 12, 2004    By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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