Form 10-K
period 2004-12-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-03-31
CIK 1118488

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-K



           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004

                                       Or

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from         to        .

                                ----------------
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


           Securities registered pursuant to Section 12(b) of the Act:

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

                                Yes [ ] No [ X ]

================================================================================

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

          Form 10-K Annual Report, for the year ended December 31, 2004

                                Table of Contents

                                                                            Page

Special Note Regarding Forward-Looking Statements..............................1

                                     PART I.

ITEM 1.    BUSINESS............................................................2

ITEM 2.    PROPERTIES.........................................................18

ITEM 3.    LEGAL PROCEEDINGS..................................................18

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................24

                                    PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS........................................24

ITEM 6.    SELECTED FINANCIAL DATA............................................24

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................26

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK........................................................38

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................38

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................38

ITEM 9A.   DISCLOSURE CONTROLS AND PROCEDURES.................................38

ITEM 9B.   OTHER INFORMATION..................................................39

                                    PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP................39

ITEM 11.   EXECUTIVE COMPENSATION.............................................42

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.....................................................45

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................46

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................46

                                    PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................47


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

Certain of these factors are discussed in more detail elsewhere, including, without limitation, under the captions "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other matters set forth in this annual report may also cause actual results in the future to differ materially from those described in the forward-looking statements. The Partnership does not intend to update or revise, except as required by law, any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.

                                    PART I.

ITEM 1.  BUSINESS

Introduction

         Iroquois Gas Transmission System, L.P., or the Partnership, is a Delaware limited partnership. It owns and operates a 412-mile interstate natural gas transmission pipeline from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York including an approximate 36-mile mainline extension from Northport, New York through the Long Island Sound to Hunts Point, New York. The Partnership provides service to local gas distribution companies, electric utilities and electric power generators, as well as marketers and other end-users, directly or indirectly, by connecting with pipelines and interconnects throughout the northeastern United States. The Partnership is exclusively a transporter of natural gas in interstate commerce and operates under authority granted by the FERC. The Partnership was organized in 1989 and commenced full operations in 1992, creating a link between markets in the states of Connecticut, Massachusetts, New Hampshire, New Jersey, New York and Rhode Island, and western Canada natural gas supplies. The Partnership's pipeline system connects at four locations with three interstate pipelines and also connects with the pipeline system of TransCanada PipeLines Limited, or TransCanada, at the Canada-United States border near Waddington, New York.

         The Partnership provides transportation service to its shippers under transportation service contracts, which provide for either firm reserved service or interruptible service. Firm reserved transportation service contracts are either long-term, multi-year contracts or short-term contracts of less than one year. Under firm reserved transportation contracts, a certain amount of the Partnership's pipeline system's capacity is reserved for the use of a shipper. Under interruptible transportation service contracts, a shipper's access to the Partnership's pipeline system depends upon the availability of pipeline system capacity on any given day. As of December 31, 2004, the Partnership had 36 shippers with long-term firm reserved transportation service contracts for 1,279 thousands of dekatherms per day, or MDth/d. As of December 31, 2004, approximately 85% of the Partnership's subscribed pipeline capacity was contracted under firm reserved transportation service contracts that continue through at least November 1, 2014.

         The partners and their respective interests in the Partnership are as follows:

                                                                                   Percentage

                                                                                   Ownership

       Ultimate Parent of Partner             Name of Partner                       Interest
       --------------------------             ---------------                      ----------
       TransCanada PipeLines                  TransCanada Iroquois Ltd.              29.0%

          Limited                             TCPL Northeast Ltd.                   11.96%


       KeySpan Corporation                    NorthEast Transmission Company         19.4%

                                              KeySpan IGTS Corp.                     1.0%


       Dominion Resources, Inc.               Dominion Iroquois, Inc.               24.72%


       Cogentrix Energy, Inc.                 JMC-Iroquois, Inc.                     4.93%
                                              Iroquois Pipeline Investment, LLC      0.84%


       Energy East Corporation                TEN Transmission Company               4.87%


       New Jersey Resources Corporation       NJNR Pipeline Company                  3.28%



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

Description of the Pipeline

         Pipeline Facilities. The Partnership's pipeline system extends 412 miles from the Canada-United States border near Waddington, New York to South Commack, Long Island, New York and includes the Eastchester/New York City expansion of its pipeline system, consisting of an approximate 36-mile mainline extension, referred to as the Eastchester Extension, running from the mainline on Long Island near Northport, New York, through the Long Island Sound to Hunts Point, New York. The pipeline system offers access to natural gas supplies in Western Canada to local gas distribution companies, electric utilities, electric power generators and natural gas marketers operating in the New York and New England power grids.

         Compressor Stations. Compressor stations increase the pressure of natural gas flowing through the Partnership's pipeline system, increasing its capacity and the volume of natural gas that can be shipped under contract. In May 1992, the FERC approved construction of the Partnership's first compressor station located in Wright, New York. This station went into service in November 1993 and by that year-end, the volumes under contract had increased to 648.6 MDth/d. A second compressor station, in Croghan, New York, was commissioned in December 1994, expanding firm reserved service to 758.9 MDth/d. The Partnership's third compressor station, located in Athens, New York, commenced operation on November 1, 1998. Also as part of the Eastchester Extension, the Partnership added two new compressor stations at Boonville and Dover, New York, additional compression at the existing Croghan and Wright compressor stations and cooling facilities at the Wright and Athens, New York compressor stations. As of December 31, 2004, the Partnership had firm reserved transportation contracts in place to deliver 1,279 MDth/d of natural gas.

         Metering Stations and Interconnects. The Partnership receives natural gas from the TransCanada Canadian Mainline at the Canada-United States border near Waddington, New York and delivers gas in New York and Connecticut through meters tied to local distribution companies and directly to end-user markets. The Partnership's pipeline system operates and maintains a total of 21 delivery meters with a combined capacity of approximately 6.3 Bcf/d. Each meter station consists of a separate control building that contains gas measurement equipment and electrical and instrumentation devices. The Partnership also delivers gas to the other major natural gas pipelines in the Northeast through its interconnections at four locations with three interstate pipelines and also connects with the TransCanada Canadian Mainline. The Partnership also has interconnections with the New York Facilities System at South Commack, Long Island and Hunts Point, New York. The New York Facilities System is a pipeline system owned and used by both Consolidated Edison Company of New York, or Con Ed, and KeySpan Corporation.

         Communications. The Partnership maintains 24-hour monitoring of its pipeline system via a computerized data monitoring and control system known as SCADA (supervisory control and data acquisition) that links all compressor stations and meter stations and mainline valves with the Partnership's gas control center in Shelton, Connecticut. Remote facilities along the pipeline route are accessed with the use of multiple address radio communication links to a satellite system, which allows the pipeline system to be operated remotely from the gas control center.

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

Transportation Services and Shippers

         The design capacity of the Partnership's mainline pipeline system is subscribed under firm reserved transportation service contracts with 36 shippers. Under the firm reserved transportation service contracts, the pipeline receives natural gas on behalf of shippers at designated receipt points and transports the gas on a firm basis up to each shipper's maximum daily quantity. As of December 31, 2004, approximately 85% of the subscribed capacity of the Partnership's pipeline system was contractually committed through at least November 1, 2014. The Partnership has also entered into several short-term (less than one year) firm reserved transportation service contracts and numerous interruptible transportation service contracts. Reservation and variable fees are payable under firm reserved transportation service contracts and depend on the volume of gas shipped and the zone within which the gas is shipped. The Partnership's pipeline is currently divided into two rate zones: Zone One covers the mainline from Waddington to Wright, New York and Zone Two covers the territory from Wright, New York through Connecticut to South Commack, Long Island, New York. The Partnership is also authorized by the FERC to enter into "negotiated rate" contracts with shippers. To date, the Partnership has entered into a limited number of negotiated rate contracts for short-term firm transportation service.

         The Partnership's shippers under firm transportation service contracts consist of major electric and gas utility companies, marketers, gas producers and independent electric generating companies. KeySpan Corporation, through their affiliates, accounted for more than 23% of the Partnership's revenues for the year ended December 31, 2004. Approximately 49% of the Partnership's existing pipeline system firm reserved capacity was contracted to affiliates of the Partnership's partners as of December 31, 2004.

         On February 5, 2004, the Partnership placed into service the Eastchester Expansion Project. As of December 31, 2004, five shippers had contracted for service on the Eastchester Expansion totaling 230 MDth/d. Approximately 74% of this capacity is contracted through at least February 1, 2013. The Partnership has entered into negotiated rate contracts with each of the five shippers, which provide for cost recovery primarily through a monthly demand charge, thereby resulting in minimal cost risk associated with volume throughput.

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

         The Partnership's FERC-approved tariff provides that, subject to certain exceptions, the Partnership has the right to require that firm transportation shippers have an investment grade rating or obtain a written shipper guarantee from a third party with an investment grade rating. In the past three years, the energy industry, which includes the Partnership's firm transportation shippers, experienced significant credit and liquidity issues and credit rating agency downgrades. As of December 31, 2004, the weighted average credit rating of the Partnership's shippers which are rated or have parental guarantees or letters of credit in place, representing 87.9% of the pipeline system's contracted capacity, was A3 (based on Moody's Investor Services) and A- (based on Standard and Poor's (S&P)). The weighted average credit rating of all shippers, including those who have made other credit support arrangements that the Partnership finds satisfactory, was A3 (Moody's) and BBB+ (S&P). The weighted average credit rating was determined by converting the S&P and Moody's ratings into internal numerical ratings ranging from 1 to 22, with 1 being equivalent to AAA/Aaa by S&P and Moody's and 22 being D or Default by S&P and Moody's. For purposes of this analysis, those non-rated shippers who have made other credit support arrangements were either assigned an assumed investment grade rating, or the ratings of their parent were used.


Demand for Transportation Capacity

         The Partnership's market, the northeastern United States, is comprised of approximately 12 million natural gas customers, who account for approximately 15% of all natural gas customers in the United States. The northeastern United States has experienced an overall increase in natural gas demand in the last decade. The Partnership expects this demand to continue to grow by 2-3% per year through 2011. The bulk of the growth in the northeastern United States is expected to occur in the electric generation sector.

         Natural gas demand in the Northeast is highly seasonal. The peak months for natural gas demand occur in the winter season for residential, commercial, and industrial sectors. For the electrical generation sector, the peak months occur in the summer season. The summer peaking needs of electric generators help balance seasonality and level out our pipeline's throughput.

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

         The Partnership's short-term financial condition is dependent on the availability of sufficient and competitively priced supply at Waddington, New York, the interconnect between the facilities of TransCanada and the Partnership. With the placement into service by the Partnership of its Eastchester Extension Project, Waddington has experienced an additional demand for natural gas in the amount of 230 MDth/d, for which there has been no corresponding upstream expansion on the TransCanada Canadian Mainline. As a result, the Partnership's level of revenues that are associated with discretionary services, such as interruptible and short term firm transportation, are subject to erosion due to the supply/demand mismatch at Waddington. It is anticipated that over the next several years, TransCanada will be expanding its facilities to enable the delivery of incremental volumes of natural gas to Waddington, thus reducing the risk associated with this particular component of the Partnership annual revenue stream.

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

         In February 2004, the Partnership concluded construction of the Eastchester Extension. The new line, located primarily in the Long Island Sound and progressing down the East River, proceeds on land for approximately 4,000 feet, connecting with the northern section of the gas distribution facilities of the Consolidated Edison Company of New York, or ConEd. Construction of the portion of the Eastchester Extension located in the Long Island Sound commenced in October 2002. However, as a result of delays in obtaining certain construction authorizations and permits, and delays related to construction incidents, the in-service date of the completed Eastchester Extension was February 5, 2004, and the final construction costs were approximately $334 million, rather than the $210 million estimated during the FERC certification process. This will reduce the Partnership's margins that were anticipated when the project application was filed with the FERC.

         The Eastchester contracted throughput for 2004 was approximately 210 MDth/d in the summer and 230 MDth/d in the winter. Capacity utilization is seasonal and is expected to increase when the New York City prices are high enough to offset the higher cost of fuel. Utilization should increase over time as market demand grows.

         On November 8, 2001, the Partnership filed an application with the FERC to construct and operate its "Athens Project." Under this proposal, the Partnership would construct a second compressor unit at its existing Athens, New York compressor station. The facilities are designed to provide up to 70 MDth/d of firm transportation to Athens Generating Company, L. P., or Athens Generating, with whom the Partnership has executed a firm transportation agreement for this service. On June 3, 2002, the FERC issued a certificate authorizing the Partnership to construct the Athens Project facilities. However, the Partnership anticipated having adequate capacity on its system to serve the initial 70 MDth/d transportation needs of the Athens Generating facility. As a result of this evaluation, capacity was made available on an interim basis, allowing the Partnership to defer the commencement of construction of the Athens Project. By letter dated April 22, 2003, the Partnership requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the FERC granted the Partnership's request for the 1-year extension.

         The Partnership continued to market this project to potential customers and continued to evaluate its feasibility, however, because the Partnership was unable to secure customers prior to the December 3, 2004 construction extension deadline, the project was cancelled and the $2.3 million in capital expenditures was written off and charged to expense. (See Note 6 to the Consolidated Financial Statements.)

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

         Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership had determined that a temporary deferral of the construction of the Brookfield Project was necessary. On April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005. Both original Brookfield Project Shippers, PPL Energy Plus, LLC and Astoria Energy LLC, have terminated their precedent agreements with the Partnership. (See Note 6 to the Consolidated Financial Statements.)


Competition

         The Partnership faces varying degrees of competition from other major pipeline systems in the Northeast and alternative energy sources, including electricity, coal, propane and fuel oils. Although the Partnership has been successful in increasing its penetration of the greater New York City marketplace via its Eastchester Project, this marketplace remains extremely competitive as the traditional gulf coast pipelines continue to expand their respective facilities to deliver incremental volumes of natural gas to serve market growth, particularly that resulting from the increase in natural gas fired electric generation. Another large segment of the Partnership's marketplace that is susceptible to competition is the dual-fuel electric generation market which typically avails itself of shorter term discretionary transportation products. These facilities also have the ability to generate electricity from No. 6 low sulpher residual oil which continues to be more economic than the generation of electricity from natural gas. The Partnership also faces competition with respect to the availability of natural gas supply at Waddington, NY, its interconnect with the facilities of the TransCanada system and also the only source for physical receipt of gas into the Iroquois system. As the eastern Canadian provinces of Ontario and Quebec continue to develop natural gas fired electric generation facilities, the markets served by the Partnership will continue to compete directly with these Canadian markets for natural gas supplies, primarily originating from the Western Canadian Sedimentary Basin, and delivered by Transcanada to the eastern portion of the North American continent. Furthermore, in recent years, the FERC has issued orders designed to increase competition in the natural gas industry. These orders have resulted in pipelines competing with their customers, who are now allowed to resell their unused firm reserved transportation capacity to other shippers. Firm reserved transportation contracts traditionally had terms of 10 to 20 years; however, due to increased competition, new firm reserved transportation contracts are usually of a shorter duration.


FERC Regulation and Tariff Structure

         General. The Partnership is subject to extensive regulation by the FERC as a "natural gas company" under the Natural Gas Act of 1938, or the Natural Gas Act. Under the Natural Gas Act and the Natural Gas Policy Act of 1978, the FERC has jurisdiction over the Partnership with respect to virtually all aspects of its business, including transportation of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies, the acquisition and disposition of facilities, the initiation and discontinuation of services, and certain other matters. The Partnership, where required, holds certificates of public convenience and necessity issued by the FERC covering its facilities, activities and services.

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

          o the ability of the Partnership to file a rate case under Section 4 of the Natural Gas Act is limited to establishing rates for the Eastchester Extension, while parties retain all rights to challenge the Partnership's proposed Eastchester rates. Additionally, the settlement provides that the Partnership will establish, in a separate proceeding, a maximum recourse tariff rate for non-Eastchester shippers that use the Eastchester Extension. Eastchester shippers would also pay the applicable incremental fuel charge approved by the FERC in an unpublished delegated letter order issued April 8, 2003 in Docket No. RP03-304-000;

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

         The settlement establishes the Partnership's base tariff recourse rates, or settlement rates, for the years 2004, 2005, 2006 and 2007. The settlement rates reflect annual step-downs, which over the term of the settlement will reduce the Partnership's transportation rates by approximately 13% (e.g., the 100% load factor interzone rate will be reduced from the then existing level of $0.4234 per Dth, to the January 1, 2007 level of $0.3700 per Dth, for a total cumulative reduction of $0.0534 per Dth). Based on 2003 long-term firm service contracts, the settlement resulted in reductions in revenues of $3.8 million in 2004, and will result in reductions in revenues of $1.5 million in 2005, $1.0 million in 2006 and $2.5 million in 2007. Under the settlement, the first step-down in rates became effective on July 1, 2004.

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

         The Partnership proposed a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which served as the initial rate per the certificate order). The increased rate reflected, among other things, an increase in plant costs from the certificate estimate of $210 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various customers filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding.

         On June 15 and July 8, 2004, settlement conferences were convened at the FERC's offices to attempt to negotiate a settlement of the issues in the rate case. As a result of those conferences, the parties reached a settlement in principle of all issues that was supported or not opposed by all participants to the proceeding. On July 15, 2004 the Partnership submitted a motion to the Presiding Administrative Law Judge to suspend the procedural schedule to allow the parties to formalize the settlement agreement; such motion was granted by the judge on July 16. Following additional discussions and negotiations with the parties, the Partnership submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement provides for recourse rates of $0.66 per Dth for the period July 1, 2004 through December 31, 2007 and $0.635 per Dth for the period January 1, 2008 through December 31, 2011. In addition, the Partnership will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, will also be in effect through December 31, 2011. The settlement agreement was approved by the FERC on October 13, 2004 and became final on November 13, 2004.

         In addition to settling the Eastchester recourse rates as set forth above, the Partnership has also entered into negotiated rate agreements with all of the initial shippers on the Eastchester Extension Project. The negotiated rates on a 100% load-factor equivalent basis range between $0.47 and $0.63 per Dth depending on whether the agreement was signed pre or post construction and the length of the negotiated contract.

         The recourse rates and negotiated individual Eastchester shipper rates, coupled with cost overruns experienced on the Eastchester Project, will reduce the Partnership's margins that were anticipated when the project application was filed with FERC.

         Rulemaking on FERC's Standard of Conduct for Transportation Providers. On November 25, 2003 the FERC issued Order No. 2004 in FERC Docket No. RM01-10. FERC Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. As required by said schedule, on June 1, 2004 the Partnership posted its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Additionally, as required by the order, on September 22, 2004, the Partnership developed and posted on its website, a written procedure implementing its standards of conduct and trained all its employees subject to the standard. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.


Safety Regulations

         The Partnership's operations are also subject to regulation by the United States Department of Transportation under the Natural Gas Pipeline Safety Act of 1968, as amended, or the NGPSA, relating to the design, installation, testing, construction, operation and management of the Partnership's pipeline system. The NGPSA requires any entity that owns or operates pipeline facilities to comply with applicable safety standards, to establish and maintain inspection and maintenance plans and to comply with such plans.

         The NGPSA was amended by the Pipeline Safety Improvement Act of 2002 to require the Department of Transportation's Office of Pipeline Safety to consider protection of the environment when developing minimum pipeline safety regulations. In addition, the amendments required the Department of Transportation to issue pipeline regulations concerning, among other things, the circumstances under which emergency flow restriction devices should be required, training and qualification standards for personnel involved in maintenance and operation, and requirements for periodic integrity inspections, including periodic inspection of facilities in navigable waters which could pose a hazard to navigation or public safety. The amendments also narrowed the scope of gas pipeline exemptions pertaining to underground storage tanks under the Resource Conservation and Recovery Act. The Partnership believes its operations comply in all material respects with the NGPSA; however, the industry, including the Partnership, could be required to incur additional capital expenditures and increased costs depending upon regulations issued by the Department of Transportation under the NGPSA and/or future pipeline safety legislation.

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

Employees

         The Partnership does not directly employ its personnel. The Partnership's personnel and services are provided by IPOC, its wholly owned subsidiary, pursuant to the Partnership's operating agreement with IPOC. The Partnership reimburses IPOC for all reasonable expenses incurred in operating the Partnership's pipeline system including salaries and wages and related taxes and benefits. As of December 31, 2004, IPOC had 115 employees.

Risk Factors

         The Partnership's business involves significant risks and uncertainties including those described below.

The Partnership may not be able to maintain its contracts with existing shippers or enter into contracts with new shippers

         As of December 31, 2004, approximately 85% of the subscribed capacity of the Partnership's pipeline system was contracted through at least November 1, 2014. The Partnership cannot give any assurances that it will be able to extend or replace these contracts at the end of their initial terms or that, if the Partnership does extend or replace its existing firm reserved transportation service contracts, it will be able to do so at the maximum rates that the FERC will authorize it to charge. The extension or replacement of the existing long-term contracts with the Partnership's shippers and its ability to enter into similar contracts for the total increased capacity of its pipeline system to be generated by its expansions depends on a number of factors beyond the Partnership's control, including:

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

The Partnership is dependent on the performance of its shippers

         The Partnership is dependent upon shippers for revenues from contracted transportation capacity on its pipeline system. The firm reserved transportation service contracts obligate the shippers to pay reservation charges regardless of whether or not they use their reserved capacity to transport natural gas on the pipeline system, subject to limited rights in favor of the shippers in certain circumstances to receive reservation charge credits. As a result, the Partnership's profitability generally depends upon the continued creditworthiness of the shippers rather than upon the amount of natural gas transported. During the last three years, the energy industry, which includes the Partnership's firm transportation shippers, experienced significant credit and liquidity issues and credit rating agency downgrades.

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

         On October 15, 2003, the Partnership filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts. On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a Settlement Agreement to resolve the claim. The settlement is in the process of being approved by both parties. (See Note 6 to the Consolidated Financial Statements.)

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

         In addition, on July 21, 2004 the United States Court of Appeals for the District of Columbia Circuit issued an opinion in BP West Coast Products, LLC v. FERC, 374 F. 3d 1263 (D.C. Cir. 2004) that addressed the FERC's policies relating to recovery of income taxes by an oil pipeline limited partnership. Under the FERC's pre-existing policy, partnerships were allowed to include income taxes in jurisdictional rates. In BP West Coast, however, the DC Circuit held that the FERC had not adequately justified its policy of providing such an oil pipeline limited partnership with an income tax allowance, and remanded the issue to the FERC for further action. On December 2, 2004 the FERC issued a "Request for Comments" in Docket No. PL05-5, seeking comments on the scope of the DC Circuit's order and whether it applied outside the specific facts of that case. On January 25, 2005 the Partnership and others submitted comments to the FERC demonstrating that the Court's opinion should not apply to limited partnerships such as Iroquois, and that the FERC's pre-existing policy should continue to apply. The FERC has not yet acted on the comments filed in that docket, and it is not known when such action will occur. Given the status of the proceeding, the Partnership cannot give any assurances as to its continued ability to recover income taxes as a component of its rates in the future.

A decline in the availability of Western Canadian natural gas may reduce shippers' willingness to contract for capacity on the Partnership's pipeline

         The Partnership's long-term financial condition is dependent on the continued availability of Western Canadian natural gas for import into the United States. If the availability of Western Canadian natural gas were to decline over the initial term of the Partnership's current transportation service contracts, if upstream transportation service on the TransCanada pipeline systems were to become constrained or if the price of Western Canada natural gas were to increase significantly, existing shippers may not extend their contracts and the Partnership may be unable to find replacement sources of natural gas for the pipeline system's capacity. The

Partnership cannot give any assurances as to the availability of additional sources of gas that can interconnect with its pipeline system.

         Continued sales of Western Canadian natural gas to the United States will also depend on:

          o the level of exploration, drilling, reserves and production of Western Canada Sedimentary Basin natural gas and the price of such natural gas;

          o the accessibility of Western Canada Sedimentary Basin natural gas which may be affected by weather, natural disaster or other impediments to access, including capacity constraints on the TransCanada pipeline systems;

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

Lawsuits against the Partnership could adversely affect its operating results

         In the course of expanding its natural gas pipeline and related facilities, the Partnership faces typical construction risks, including, but not limited to, risks relating to the existence of sensitive property owned by third parties and environmental and geological problems. In constructing the Eastchester Extension, the Partnership faced particular risks associated with the construction of a large, mainly underwater, pipeline. For additional information regarding litigation arising from the Eastchester Extension construction, see "Item 3. Legal Proceedings" below. For a description of additional legal proceedings in which the Partnership is currently involved, see
Note 6 to the Consolidated Financial Statements.

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

          o any entity, upon obtaining the proper regulatory approvals, may construct new competing pipelines or increase the capacity of existing competing pipelines;

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

         Moreover, it is possible that the development or discovery of other facts or conditions, such as increasingly stringent changes to federal, state or local environmental laws and regulations, and enforcement policies thereunder, could result in increased costs and liabilities to the Partnership. The Partnership is unable to predict the effect that any future changes in environmental laws and regulations will have on its future capital expenditures, earnings or competitive position and it cannot guarantee that environmental costs incurred by it will be recoverable under its FERC-approved tariff.

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

ITEM 3.  LEGAL PROCEEDINGS

Eastchester Construction Incidents

         On November 16, 2002, certain undersea electric transmission cables owned by Long Island Lighting Partnership d/b/a The Long Island Power Authority, or LIPA, and Connecticut Light and Power Partnership, or CL&P, were allegedly damaged and/or severed when an anchor deployed by the DSV MR. SONNY, a work vessel taking part in the construction of the Eastchester Extension, allegedly allided with the cables. The MR. SONNY allegedly is owned by Cal Dive International, Inc., or Cal Dive, a subcontractor of the Partnership's general contractor, Horizon Offshore Contractors, Inc., or Horizon.

         On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors) have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters, collectively refered to as the "Cable Interests," filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for their alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

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

         A mediation was conducted in February 2005, at the conclusion of which all parties agreed to terms for a global settlement of the litigation. Neither the Partnership nor IPOC will be contributing to the settlement, but will be given full releases from all parties. A formal settlement agreement is being negotiated, with the goal of all funds paid by April 15, 2005.

         In addition to the foregoing, the Partnership has been advised that the Town of Huntington, New York may assert a claim against the Partnership alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident. On March 28, 2005, the Partnership and the Town of Huntington executed a settlement agreement resolving this matter and another relating to restoration of Town property. The Partnership does not admit any liability but will pay $45,100 to resolve these matters.

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

         The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity as an additional insured under Thales' policies of insurance. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and they are funding the costs for the Partnership's defense. The Partnership also commenced a declaratory judgment action against Horizon's primary liability insurer seeking coverage and is currently investigating the applicability of all other available insurance coverages.

         On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable, collectively referred to as the "Y-49 Cable Interests," also have filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. (For resolution of these unrelated claims, see Eastchester Contractor Settlement discussion below.) Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests filed cross claims against the Partnership alleging claims under the Crossing Agreement between the Partnership and NYPA and in common law tort.

         The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asks the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership believes the motion is premature and has opposed the motion. The motion is now fully briefed and pending before the court for decision.

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

         Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, the Partnership performed certain post-construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, the Partnership had constructed a "structure" over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the "structure" may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. The Partnership has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

         No liabilities have been recorded by the Partnership in conjunction with any of the preceding legal matters.


Eastchester Contractor Litigation Settlement

         On March 11, 2005, the Partnership, IPOC, Horizon and its Subcontractors reached an agreement resolving the claims and counter claims made in the Horizon, Weeks, Cal Dive and Tom Allen proceedings described below, collectively referred to as Eastchester Contract Suits. In addition, the Partnership has reached an agreement in principle with certain of its insurance carriers regarding the recovery of a portion of the costs related to a failed directional pipeline drill that occurred during the construction of the Eastchester lateral. The Partnership's projected $334 million total Eastchester capital costs included the costs for the settlement of the Eastchester Contract Suits and the expected insurance recovery associated with the directional drill.

         On January 20, 2004, Horizon Offshore Contractors, Inc. filed a complaint against the Partnership and IPOC in the Supreme Court of the State of New York, New York County (Index No. 04/600140). The complaint alleges that the Partnership wrongfully terminated its agreement with Horizon to perform the Eastchester construction work in Long Island Sound and that the Partnership committed other breaches of such agreement in conjunction with the Eastchester construction work. The complaint seeks damages in excess of $40 million. On April 7, 2004, the Partnership filed in such court proceeding an amended answer and counterclaims against Horizon totaling in excess of $66 million.

         On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive filed a Mechanic's Lien totaling $3.3 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, on April 1 and April 5, 2004 in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, posted bonds to discharge the Mechanic's Liens.

          On September 10, 2004, Cal Dive filed a complaint against the Partnership in the United States District Court for the Eastern District of New York. The complaint alleges that Cal Dive has not been paid $3.3 million for work that it performed on the Eastchester project. The Partnership filed an answer to the Cal Dive action on October 15, 2004 and commenced a third party action against Horizon on October 25, 2004.

         On June 14, 2004, Tom Allen Construction Company, or Tom Allen, one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and the Partnership in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and the Partnership. The Partnership served an answer to the complaint and various discovery demands on July 30, 2004.

         On July 21, 2004 Weeks Marine Inc., or Weeks, one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and the Partnership in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and the Partnership. The Partnership filed an answer to the complaint on August 16, 2004.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

         On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, IPOC and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc., or Hallen, sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend the Partnership in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.


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

         On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership expects to receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. Based on US Gen NE's disclosure statement filed with the Bankruptcy Court, US GEN NE estimates to pay 100% of each unsecured claim. The settlement is in the process of being approved by both parties and the Bankruptcy Court. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

         On September 15, 2004, NEGT announced that it had entered into an agreement with GS Power Holdings II LLC (a subsidiary of Goldman Sachs) to purchase NEGT's indirect equity interest in the Partnership. NEGT's indirect interest is held through JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC, both of which represent a 5.77% interest in the Partnership. On January 31, 2005, Cogentrix Energy, Inc. ("Cogentrix") announced that, through its subsidiaries Cogentrix Power Holdings I LLC and Cogentrix Power Holdings II LLC, it had acquired the equity interests in both JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC.

Enron Corp. and Affiliated Entities Bankruptcy Filing

         Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1,593,362.39 for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1,816,762.70 in unsecured claims, subject to the approval of the Bankruptcy Court. Based on Enron's disclosure statement, Enron estimates to pay 20% of each unsecured claim. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

         The Partnership is a party to various other legal matters incidental to its business. However, the Partnership believes that the outcome of these proceedings will not have a material adverse effect on the Partnership's financial condition or results of operations. See Note 6 to the Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Partnership has not submitted any matters to a vote of its security holders.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Partnership does not have any publicly-traded common equity.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's financial statements, including the notes thereto, appearing elsewhere in this annual report. The income statement, balance sheet and cash flow data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the Partnership's financial statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.

                                                                  Year ended December 31,
                                                 -----------------------------------------------------------
                                                    2004           2003        2002        2001       2000
                                                    ----           ----        ----        ----       ----
                                                                 (In thousands of dollars)
    Income Statement Data:

    Operating revenues...................         $151,996       $132,009    $126,320    $128,270   $127,234

    Operating expenses:

        Operation and maintenance........           27,609         25,400      23,911      22,108     21,119




        Depreciation and amortization....           31,636         24,090      23,684      23,847     23,609

        Taxes other than income taxes....           14,619         12,333      11,206      10,953     11,156
                                                  --------       --------    --------    --------   --------

         Total operating expenses.......            73,864         61,823      58,801      56,908     55,884

    Operating income.....................           78,132         70,186      67,519      71,362     71,350

     Other income/ (expenses)............           (1,043)         8,169         507       1,829      1,824
                                                  --------       --------    --------    --------   --------

        Net interest expense.............           32,351         24,819      25,148      28,067     31,139
                                                  --------       --------    --------    --------   --------
    Income before income taxes and cumulative
    effect of change in accounting
    principle............................           44,738         53,536      42,878      45,124     42,035

        Provision for income taxes(1)....           18,013         21,435      16,911      18,275     17,083
                                                  --------       --------    --------    --------   --------
    Income before cumulative effect
    of change in accounting principle               26,725         32,101      25,967      26,849     24,952
                                                  --------       --------    --------    --------   --------
    Cumulative effect of change in accounting
    principle, net of tax                                -          3,715           -           -          -
                                                  --------       --------    --------    --------   --------
    Net Income                                    $ 26,725       $ 35,816    $ 25,967    $ 26,849   $ 24,952
                                                  ========       ========    ========    ========   ========


    Cash Flow Data:


    Net cash from operating

        activities.......................          $59,359        $75,046    $ 68,782    $ 77,265   $ 57,181

    Capital expenditures.................          $22,088       $153,100    $109,433     $36,340     $8,268


    Balance Sheet Data

    (at End of Period):

    Net property, plant and equipment....         $751,202       $759,343    $621,475    $533,219   $520,172

    Total assets.........................         $843,867       $848,705    $689,385    $591,745   $584,368

    Long-term debt, including

        current maturities...............         $457,778       $480,000    $407,222    $366,666   $388,889

    Partners' equity.....................         $343,821       $312,643    $232,073    $190,764   $169,423

---------------------------------
        The payment of income taxes is the responsibility of partners of the Partnership. The Partnership's approved rates, however, include an allowance for taxes (calculated as if it were a corporation) and the FERC requires the Partnership to record such taxes in its partnership records to reflect the taxes payable by its partners as a result of the Partnership's operations. These taxes are recorded without regard to whether each partner can utilize its share of the Partnership's tax deductions. The Partnership's rate base, for rate-making purposes, is reduced by the amount equivalent to accumulated deferred income taxes in calculating the required return.

Selected Quarterly Financial Data
(In thousands of dollars)

                                Operating         Operating            Net
2004                             Revenue           Income             Income
----                             -------           ------             ------
First quarter                    $39,320           $22,759            $9,836
Second quarter                   $36,288           $18,211            $5,923
Third quarter                    $36,072           $16,697            $5,232
Fourth quarter                   $40,316           $20,465            $5,734


2003
First quarter                    $37,615           $22,723           $10,589
Second quarter                   $30,913           $15,700            $6,893
Third quarter                    $29,628           $14,091            $6,436
Fourth quarter                   $33,853           $17,672           $11,898 (a)

     (a) includes the cumulative effect of a change in accounting principle related to municipal property taxes, net of tax, of $3,715.


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

         The Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. On August 29, 2003, the Partnership filed a new four-year rate settlement with the FERC in Docket No. RP03-589. On October 24, 2003, the FERC approved the settlement which, as noted below, approved new settlement rates for the Partnership's existing mainline customers and, with limited exception, provided that no change to the mainline settlement rates may be placed in effect on the Partnership's mainline system until January 1, 2008.

         The settlement establishes the Partnership's base tariff recourse rates, or settlement rates, for the years 2004, 2005, 2006 and 2007. The settlement rates reflect annual step-downs, which over the term of the settlement will reduce the Partnership's transportation rates by approximately 13% (e.g., the 100% load factor interzone rate will be reduced from the then existing level of $0.4234 per Dth, to the January 1, 2007 level of $0.3700 per Dth, for a total cumulative reduction of $0.0534 per Dth). Based on long-term firm service contracts as of December 31, 2003, the settlement resulted in reductions in revenues of $3.8 million in 2004 and will result in reductions in revenues of $1.5 million in 2005, $1.0 million in 2006 and $2.5 million in 2007. Under the settlement the first step-down in rates became effective on July 1, 2004. The settlement did not establish any rates, terms or conditions for the Eastchester Extension.

         On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. Following additional discussions and negotiations with the parties, the Partnership submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement provides for recourse rates of $0.66 per dth for the period July 1, 2004 through December 31, 2007 and $0.635 per dth for the period January 1, 2008 through December 31, 2011. In addition, the Partnership will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, will also be in effect through December 31, 2011. The settlement agreement was approved by the FERC on October 13, 2004 and became final on November 13, 2004. (See Note 6 of the Consolidated Financial Statements.)

         Outlook

         Having completed and placed into service its Eastchester Extension in early 2004, the Partnership believes it is well positioned to capture incremental market growth in New York City, since companies with an existing infrastructure will have an advantage over companies proposing new infrastructure, in light of the risks in obtaining permits. Although the development of additional natural gas supply remains a challenge for the natural gas industry, the announcement of several new liquefied natural gas terminals in the Northeast increases the potential for new gas supply to the region and enhances the opportunity for further penetration of natural gas into energy markets.

         The metropolitan New York area also offers the Partnership an opportunity to serve demand in the form of incremental gas-fired electric generation. Both on Long Island and in New York City, the electric load serving entities, including the Long Island Power Authority, Con Ed, and the New York Power Authority, are entering into power purchase agreements with power plant developers to encourage the construction of new generating assets.


Results of Operations

         The components of Operating Revenues and Volumes Transported for the past three years are provided in the following table:

                                                          Year ended
                                                          December 31,
                                                  ----------------------------
  Revenues and Volumes Transported
                                                   2004       2003       2002
                                                   ----       ----       ----

  Operating Revenues (dollars in millions)

           Long-term firm reserved service        $136.3     $115.6     $114.8

           Short-term firm (1)                      10.3        8.8        4.1

           Interruptible/other (1)                   5.4        7.6        7.4
                                                     ---        ---        ---

                    Total revenues                $152.0     $132.0     $126.3

  Volumes Transported (millions of dekatherms)

           Long-term firm reserved service         291.4      289.7      300.7

           Short-term firm (1)                      41.6       23.1       11.4

           Interruptible/other (1)                  27.6       32.4       32.3
                                                    ----       ----       ----

                    Total volumes transported      360.6      345.2      344.4


(1) Short-term firm represents firm service contracts of less than one year. Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.


         Operating Revenues

         As discussed above, the Partnership receives revenues under long-term firm reserved transportation service contracts with shippers in accordance with service rates approved by the FERC. The Partnership's firm revenues are primarily derived from long-term contracts and are not directly affected by fluctuations in volumes. As of December 31, 2004, the Partnership was providing firm reserved transportation service to 36 shippers of 1,278.8 MDth/d of natural gas, as shown in the following table:



                        Remaining                              Quantity in
                        Term in Years                            MDth/d
                        -------------                          -----------

                        1-5                                       234.2

                        6-10                                      855.1

                        11-15                                     189.5
                                                               ------------

                        Total                                    1,278.8


         The long-term firm service gas transportation contracts expire between April 1, 2005 and September 1, 2018.

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


         2004 compared to 2003

         Total revenues increased by $20.0 million, or 15.2%, to $152.0 million for 2004 from $132.0 million for the prior year.

         Long-term firm reserved service revenues increased $20.7 million, or 17.9%, to $136.3 million for 2004 from $115.6 million for the prior year. This increase was primarily due to additional revenues from the Eastchester Extension of approximately $24.5 million due to the February 5, 2004 in-service date of the Eastchester Extension. These increases were partially offset by decreased long-term firm reserved service revenues primarily due to a rate decrease effective July 1, 2004 of approximately $0.03/Dth as well as the loss of the firm revenue stream associated with US Gen NE, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

         Short-term firm revenues increased $1.5 million, or 17.0%, to $10.3 million for 2004 from $8.8 million for the prior year, primarily due to increased market demand for natural gas in the second and third quarters of 2004, partially offset by lower volumes associated with softer market demand for natural gas as a result of warmer weather and more competitive oil prices during the first quarter of 2004 as compared to the same period in 2003.

         Interruptible/other revenues decreased $2.2 million, or 28.9%, to $5.4 million for 2004 from $7.6 million for the prior year primarily due to a shift in the demand for services to short-term firm.


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


         2004 compared to 2003

         Operation and maintenance expense increased by $2.2 million, or 8.7%, to $27.6 million for 2004 from $25.4 million for 2003. The increase was due to increased field operating expenses of $1.3 million related to new compressor stations in Boonville and Dover, NY and additional inspection runs and marine surveys due to Eastchester being placed into service. Other factors contributing to the increase were increases in employee benefit expenses and increased regulatory expenses.


         2003 compared to 2002

         Operation and maintenance expense increased by $1.5 million, or 6.3% to $25.4 million for 2003 from $23.9 million for 2002. The increases related to insurance, regulatory expenses, outside services and rent expense.


         Depreciation and Amortization Expense

         2004 compared to 2003

         Depreciation and amortization expense increased by $7.5 million, or 31.1%, to $31.6 million for 2004 from $24.1 million for 2003. This increase was due primarily to the February 5, 2004 in-service date of the Eastchester Extension.

         2003 compared to 2002

         Depreciation and amortization expense increased by $0.4 million, or 1.7%, to $24.1 million for 2003 from $23.7 million for 2002 due primarily to normal plant additions.


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

         Through the calendar year ended December 31, 2002, the Partnership accrued property taxes based on estimated assessments beginning on the lien date. For the calendar year ended December 31, 2003, the Partnership began to recognize the actual property tax expense over the same period that the towns recognize the income from those taxes. The cumulative effect of this change in accounting for municipal property taxes, all of which was recognized in the quarter ended December 31, 2003, is a reduction to expense of approximately $6.2 million before income taxes and $3.7 million after income taxes, and is reflected on the income statement as a cumulative effect of change in accounting principle. If the Partnership had accounted for property taxes in this manner for 2002, the amount that would have been reported as property tax expense for that year would not have been materially different than what was actually reported. This one-time change in accounting principle is not expected to have a significant effect on future property tax expense.

         2004 compared to 2003

         Taxes other than income taxes increased by $2.3 million, or 18.7%, to $14.6 million for 2004 from $12.3 million for 2003 primarily due to increased assessments on facilities related to the Eastchester Extension.

         2003 compared to 2002

         Taxes other than income taxes increased by $1.1 million, or 9.8%, to $12.3 million for 2003 from $11.2 million for 2002 primarily due to increased assessments, partially reflecting the in-service of modifications to existing compressor stations added as part of the Eastchester Extension in 2002.


         Other Income and Expenses

         Other income and expenses includes certain investment income and the net of income and expense adjustments not recognized elsewhere.

         2004 compared to 2003

         Allowance for equity funds used during construction, or equity AFUDC, decreased by $7.6 million, or 87.4%, to $1.1 million for 2004 from $8.7 million for 2003. The decrease related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

         Other expenses, net increased by $1.9 million, to $2.6 million for 2004 from $0.7 million for 2003. In 2004 other expenses, net included a $2.3 million write-off of the Athens Compressor Station Project. In 2003 other expenses, net included a $0.7 million write-off related to the Partnership's investment in its Western Leg Project.

         2003 compared to 2002

         Equity AFUDC increased $6.4 million, or 278.3%, to $8.7 million for 2003 from $2.3 million for 2002. This increase was due primarily to the Partnership's expenditures for the Eastchester Extension.

         Other expenses, net increased approximately $1.5 million in 2003 compared to 2002. In 2003 other expenses, net included a $0.7 million write-off related to the Partnership investment in its Western Leg Project. In 2002 other expenses net included a $2.2 million write-off related to the Partnership's investment in its Eastern Long Island project which had been withdrawn from FERC certification.

         Interest Expense

         Interest expense relates primarily to borrowings associated with the Partnership's construction projects, most recently the Eastchester Extension.

         2004 compared to 2003

         Interest expense was $33.4 million for each of 2004 and 2003. In 2004 the Partnership's average debt balance decreased due to scheduled debt repayments, however interest rates in 2004 were higher than in 2003.

         Allowance for borrowed funds used during construction decreased $7.5 million to $1.1 million for 2004 as compared to $8.6 million in 2003 due to the February 5, 2004 in-service date of the Eastchester Extension.

         2003 compared to 2002

         Interest expense increased $5.5 million, or 19.7%, to $33.4 million for 2003 from $27.9 million for 2002. The increase in interest expense reflects an increase in the Partnership's average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down the Partnership's existing bank facility, which included a $22.2 million prepayment. The Partnership's credit agreement was amended to permit the Partnership to draw on that facility, up to an aggregate of $120.0 million, to match construction expenditures. As of December 31, 2003, this amount had been fully drawn by the Partnership. See Note 3 to the Consolidated Financial Statements.

         Allowance for borrowed funds used during construction increased $5.8 million to $8.5 million for 2003 as compared to 2002 primarily due to the Partnership's expenditures for the Eastchester Extension.

         Income Taxes

         Provision for taxes decreased $3.4 million in 2004 compared to 2003 due primarily to a decrease in taxable income.

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

         Net cash provided by operating activities decreased by $15.7 million to $59.4 million in 2004 from $75.0 million in 2003 and increased by $6.2 million to $75.0 million in 2003 from $68.8 million in 2002. The decrease in net cash provided by operating activities from 2003 to 2004 was primarily attributable to a decrease in pretax net income and the effect of changes in working capital due to the Eastchester Extension project, partially offset by an increase in depreciation expense, also due to Eastchester. The increase from 2002 to 2003 was primarily due to the effects of an increase in debt issuance costs, in 2002, which are included in other assets and deferred charges, associated with the financing completed on August 14, 2002 related to Eastchester. Additionally the net income increase from 2002 to 2003 also contributed to the increase in net cash provided by operating activities.

         Net cash flow related to financing activities decreased by $130.0 million to ($37.2) million in 2004 from $92.8 million in 2003 and increased by $52.2 million to $92.8 million in 2003 from $40.6 million in 2002 due to the net effects of the 2002 Eastchester Extension financing.

         As of December 31, 2004, the Partnership had outstanding $200.0 million aggregate principal amount of 8.68% senior unsecured notes due 2010 and $170.0 million aggregate principal amount of 6.10% senior unsecured notes due 2027. The Partnership also had $77.8 million, net of scheduled debt repayments, outstanding under its amended credit facility as of December 31, 2004. The Partnership is a party to two interest rate swap agreements designed to hedge a portion of the interest rate risk on its credit facility. As of December 31, 2004, the aggregate notional principal amount of these two swaps was $25.0 million, and the fair value of the swaps, net of taxes, was ($1.8) million. The Partnership also is a party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of December 31, 2004, the outstanding principal balance on the revolving credit facility was $10.0 million.

         Capital expenditures for 2004 were $22.1 million, compared to $153.1 million in 2002, reflecting primarily the completion of construction activity related to the Eastchester Extension during 2004. In addition, there were expenditures associated with general plant purchases and other miscellaneous projects during 2004. Capital expenditures in 2003 consisted of expenditures relating to the Eastchester Extension, expenditures associated with a compressor station site, general plant purchases and other miscellaneous projects. In 2002, capital expenditures of

$109.4 million were primarily related to the Eastchester Extension, as well as a meter station and interconnect, a compressor station, general plant purchases and other minor projects.

         Total capital expenditures for 2005 are estimated to be approximately $7 million, including approximately $2.5 million for installation of a vent valve on Long Island. The remaining capital expenditures planned for 2005 are primarily for various general plant purchases. The Partnership expects to fund its 2005 capital expenditures through cash from operations. The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. Total cash distributions to partners of $15.0 million were made during 2004. There were no cash distributions to partners during 2003 or 2002. Partners made equity contributions to the Partnership during 2003, which, in the aggregate, totaled $20.0 million. There were no equity contributions made in 2004 or 2002.


Off-Balance Sheet Transactions

         At December 31, 2004, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect revenues, expenses, liquidity, availability of capital resources, capital expenditures, financial position or results of operations.


Contractual Obligations

         The Partnership is committed to making payments in the future on two types of contracts: long-term debt and leases. The Partnership has no off-balance sheet debt or other such unrecorded obligations and has not guaranteed the debt of any other party. Below is a schedule of the future payments the Partnership was obligated to make based on agreements in place as of December 31, 2004 (in thousands of dollars).

                                         Payments Due by Period

                                  Less than                            More than

                          Total     1 Year  1 to 3 Years  3 to 5 Years  5 Years
                          -----     ------  ------------  ------------  -------

     Long-Term Debt      $457,778  $ 32,222   $ 44,444      $ 49,960    $331,152

     Interest Payments
     on Debt              201,777    31,087     58,542        54,601      57,547

     Transportation by
     Others (1)            24,768     3,372      6,744         6,744       7,908

     Operating Leases      10,183       912      1,597         1,567       6,107

     Pension
     Contributions (2)        836       836         --            --          --
                         --------- --------   --------      --------   ---------
     Total  Contractual
     Obligations         $695,342  $ 68,429   $111,327      $112,872    $402,714
                         ========  ========   ========      ========    ========

     (1) Rates are based on known 2005 levels. Beyond 2005, demand rates are subject to change.

     (2) Amounts are known only for 2005. No amounts have been assumed for years after that.


New Accounting Standards

Inventory Costs. In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance on inventory pricing to require that abnormal amounts of idle facility expense, freight, handling costs and wasted material be charged to current period expense rather than capitalized as inventory costs. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Non-monetary Transactions. Also in December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board
(APB) Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 redefines the types of nonmonetary exchanges that require fair value measurement. SFAS No. 153 is effective for nonmonetary transactions entered into on or after July 1, 2005.

         The Partnership expects that the implementation of these two new standards will not have a material impact upon the Company's financial condition, results of operations or cash flows.

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

         Regulatory accounting

         The Partnership follows accounting policies prescribed by GAAP and the FERC. As a rate-regulated Partnership, the Partnership is subject to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." The application of SFAS No. 71 results in differences in the timing of recognition of certain revenues and expenses from that of other businesses and industries. The Partnership's gas transmission business remains subject to rate-regulation and continues to meet the criteria for application of SFAS No. 71. This ratemaking process results in the recording of regulatory assets based on current and future cash inflows. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. As of December 31, 2004 and 2003, the Partnership recorded regulatory assets of $20.7 million and $20.6 million, respectively. The Partnership continuously reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. The Partnership expects to fully recover these regulatory assets in its rates. If future recovery of costs ceases to be probable, the Partnership would be required to charge these assets to current earnings. However, impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

         Derivatives and hedging

         The Partnership utilizes derivative contracts to hedge interest rate risk associated with the Partnership's existing variable rate debt, and to hedge the net proceeds of new fixed rate debt. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that the Partnership document its hedging strategies and estimates of hedge effectiveness prior to initiating a hedge, as well as continuing to assess hedge effectiveness for the life of the hedging instrument. Currently, the Partnership has two interest rate swaps outstanding with a total notional amount of $25.0 million, and a fair value of ($1.8) million, net of taxes. The Partnership records the market value of these interest rate swaps on its financial statements as a component of Other Comprehensive Income (Partners' Equity) and Other Non-current Liabilities.

         Contingent liabilities

         The Partnership establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required. See Note 6 to the Consolidated Financial Statements included elsewhere in this annual report for information about regulatory, litigation and business developments that cause operating and financial uncertainties.


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

         The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. See Note 3 to the Consolidated Financial Statements included elsewhere in this annual report. As of December 31, 2004, the Partnership had $87.8 million of variable-rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would impact pre-tax earnings by less than $0.6 million.

         The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages F-3 through F-34 of this report.


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

ITEM 9B. OTHER INFORMATION

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Executive Officers

         The following table sets forth the names, ages and positions of the executive officers of IPOC.

           Name           Age                  Position
           ----           ---                  --------

E.J. "Jay" Holm           60       President

Paul Bailey               58       Vice President and Chief Financial Officer

Jeffrey A. Bruner         46       Vice President, General Counsel and Secretary

Scott E. Rupff            40       Vice President, Marketing and Commercial
                                   Operations


            E.J. "Jay" Holm is President of IPOC. Jay Holm began his duties as President of the Iroquois Pipeline Operating Company on April 15, 2003. Mr. Holm has over 30 years of experience in the natural gas business. From 1968-1982, Mr. Holm served in several management and operations positions at Northern Natural Gas. He joined Tenneco/El Paso in June 1982, where he served as Vice President, Northern Operations from 1987-1990, when he became President of the Kern River Transmission Company. In 1995, Mr. Holm became Sr. Vice President, Customer Service and Business Development for Tenneco Energy/El Paso. In 1998, he relocated to Perth, Western Australia, to become CEO of Epic Energy. In January 2001, Mr. Holm assumed a new assignment as CEO of El Paso's Eastern Pipeline Group. The following year, he became COO of El Paso Global LNG. Mr. Holm also served as a Director of the Houston Hospice and Houston Society for the Performing Arts before coming to Iroquois in Connecticut.

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

         Jeffrey A. Bruner is Vice President, General Counsel and Secretary of IPOC. Mr. Bruner joined IPOC in 1992. Prior to joining IPOC he was with Transco Energy Company for eight years where he held various positions in the legal department, including the position of General Attorney in charge of the legal department for Transcontinental Gas PipeLine Corporation, an interstate pipeline affiliate of Transco Energy.

         Scott E. Rupff is Vice President, Marketing and Commercial Operations of IPOC. Mr. Rupff has 18 years of experience in the natural gas industry. Prior to becoming Vice President, Mr. Rupff was Director of Marketing. Mr. Rupff, joined IPOC in 1994. Prior to joining IPOC, Mr. Rupff was employed by The Long Island Lighting Company, or LILCO from 1986 to 1994,. While at LILCO, Mr. Rupff held various positions within the gas supply organization.


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

 Name                Age   Affiliate at Which Employed      Partner Represented
 ----                ---   ---------------------------      -------------------


 Georgia B. Carter   47    Dominion Resources, Inc.         Dominion Iroquois,
                                                            Inc.

 Carl A. Taylor
                     40    Energy East                      TEN Transmission
                                                            Company

 Richard A. Rapp     46    KeySpan Corporation              NorthEast
                                                            Transmission
                                                            Company, KeySpan
                                                            IGTS Corp.

 Joseph P. Shields   47    New Jersey Natural Gas Company   NJNR Pipeline
                                                            Company

 Thomas Hoatson      49    Goldman Sachs Group              JMC-Iroquois, Inc.
                                                            Iroquois Pipeline
                                                            Investment, LLC

 Dean K. Ferguson    35    TransCanada PipeLines Limited    TransCanada Iroquois
                                                            Ltd./TCPL Northeast
                                                            Ltd.

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

         Carl A. Taylor is currently President, The Energy Network, Inc., which is a subsidiary of Energy East Corporation, and is responsible for managing Energy East's non-utility companies. Mr. Taylor was previously President of NYSEG Solutions, Inc. Prior to 1998, Mr. Taylor held various management positions at New York State Electric and Gas Corp.

         Richard A. Rapp is Senior Vice President of KeySpan Energy Supply, Inc. and has served as President of KeySpan Energy Services since March 2003. Until March 2003, he was the Vice President and Deputy General Counsel of KeySpan Corporation. Mr. Rapp served in various attorney and supervisory positions in KeySpan's Legal Department, beginning in August 1984.

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

         Thomas Hoatson is a Vice President for J. Aron & Co., a wholly-owned subsidiary of the Goldman Sachs Group. Mr. Hoatson replaced Mr.. Roger Aikens of National & Energy Gas Transmission, Inc., or NEGT, as of February 1, 2005 as a result of NEGT selling its interests in JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC to a subsidiary of Cogentrix Energy Inc. (itself a wholly-owned subsidiary of the Goldman Sachs Group). Mr. Hoatson has over 25 years experience in the power industry including development, operations, and management.

         Dean K. Ferguson is Director, Gas Transmission East at TransCanada Pipelines Limited. Since 1996, Mr. Ferguson has held a number of supervisory and management positions with TransCanada in the areas of business development and commercial operations of the pipeline business.

Code of Ethics

         The Partnership does not have a Code of Ethics because it does not have employees and conducts all of its operations through its wholly owned subsidiary, IPOC. IPOC has a Code of Business Ethics that applies to its principal executive officer, principal financial officer and controller, as well as all of its other employees. A copy of the Code of Business Ethics has been filed as an exhibit to this report. The Code of Business Ethics can also be found at www.Iroquois.com under the section entitled, "Corporate Information." Certain amendments to or waivers of the Code of Business Ethics that apply to IPOC's principal executive officer, principal financial officer or controller will be disclosed through a posting on this website.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following summary compensation table sets forth information regarding compensation for fiscal years 2004, 2003 and 2002 paid to the President and each of the four other most highly compensated executive officers of IPOC. We refer to these individuals as the "named executive officers." All compensation to the executive officers is paid by IPOC and reimbursed by the Partnership.

                           SUMMARY COMPENSATION TABLE


                                                  Annual Compensation
                                  -------------------------------------------------

                                                                       Other Annual    All Other
  Name and                                                             Compensation   Compensation
  Principal Position              Year   Salary ($) (1)   Bonus ($)      ($) (4)         ($) (5)
  ------------------              ----   --------------   ---------      -------         -------


  Edward J. Holm                  2004     294,439.25     114,848.97      ---           $13,000.00
    President(2)
                                  2003     214,748.79      98,658.00   $153,009.10             ---


  Paul Bailey                     2004     204,132.70      51,586.57      ---           124,608.47
    Vice President and Chief
    Financial Officer             2003     197,050.67      43,936.00      ---           113,026.57

                                  2002     193,089.42      57,000.00      ---           106,122.20


  Jeffrey A. Bruner               2004     174,042.32      54,888.54      ---            80,186.58
    Vice President, General
    Counsel and Secretary         2003     167,335.08      44,172.00      ---            67,886.42

                                  2002     157,103.91      39,100.00      ---            59,409.00


  Scott E. Rupff                  2004     129,571.50      43,329.06     364.71           6,563.07
    Vice President, Marketing
    and Commercial Operations     2003     104,606.84      17,344.00      ---             5,314.92

                                  2002     100,583.34      23,000.00      ---             5,113.68


  Herbert A. Rakebrand III        2004     382,987.71            ---      ---             2,556.76
    Vice President, Marketing
    and Transportation (3)        2003     190,479.02      41,974.00      ---            89,766.90

                                  2002     190.895.76      54,400.00      ---            79,268.01

-----------------------------
(1) Amounts reported for the 2004, 2003 and 2002 fiscal years, respectively, include salary paid in lieu of vacation for the following: Mr. Holm -- $0, $10,633.33 and $0; Mr. Bailey -- $5,753.32,
         $3,328.05 and $3,165.40; Mr. Bruner -- $1,420.66, $7,755.92 and
         $653.85; Mr. Rupff -- $0, $160.93 and $0; and Mr. Rakebrand --
         $3,630.20, $5,409.72 and $9,455.28.

(2)      Mr. Holm joined IPOC in April 2003.

(3) Mr. Rakebrand resigned as Vice President, Marketing and Transportation effective as of March 31, 2004. The aggregate amount of $382,987.71 reflected in this column for Mr. Rakebrand represents the following amounts: $50,680.51 for salary paid in fiscal year 2004, $3,630.20 for salary paid in lieu of vacation (as disclosed above) and $328,677 in consideration for the various conditions and promises set forth in his separation agreement, dated March

         24, 2004, which was to be paid in five equal installments during the one-year period commencing from the effective date of his resignation.

(4) Disclosure is not required of any perquisites or other personal benefits since the amount of any such benefits for each named executive officer is less than $50,000 and less than 10% of the total annual salary and bonus reported for the named executive officer, except disclosure includes reimbursement of certain relocation expenses of $149,383.92 and an automobile allowance of $3,625.18 for Mr. Holm for the 2003 fiscal year and a tax gross up of 364.71 for Mr. Rupff in the 2004 fiscal year.

(5) A portion of the amounts presented in this column represent amounts that became vested and payable to the named executive officers under the IPOC long-term incentive plan. The general terms of the long-term incentive plan are discussed below in a separate section. For fiscal year 2004, the named executive officers became entitled to receive the following amounts under the long-term incentive plan: Messrs. Bailey and Bruner became entitled to receive $114,605 and $71,471, respectively; and each of Messrs. Holm, Rupff and Rakebrand became entitled to receive $0. For fiscal year 2003, the named executive officers became entitled to receive the following amounts under the long-term incentive plan: Messrs. Bailey, Bruner and Rakebrand became entitled to receive $103,256, $59,823, $80,429, respectively; and each of Mr. Holm and Mr. Rupff became entitled to receive $0. For fiscal year 2002, the named executive officers became entitled to receive the following amounts under the long-term incentive plan: Messrs. Bailey, Bruner and Rakebrand became entitled to receive $95,647, $51,502 and $69,896, respectively; and each of Mr. Holm and Mr. Rupff became entitled to receive $0. Another portion of the amounts presented in this column represent the matching contributions made by IPOC under the Iroquois Pipeline Operating Company Savings Plan (the "401(k) Plan") and the IPOC Supplemental 401(k) Savings Plan (the "Supplemental Plan"). Under the 40Plan, which is generally available to all employees, IPOC currently matches a participant's tax-deferred contributions by an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation. Under the Supplemental Plan, IPOC currently matches the tax-deferred contributions by a select group of management or highly compensated employees in an amount equal to 100% of such contribution for each year, up to 5% of the participant's annual compensation, less any matching contributions allocated to the participant's account under the 401(k) Plan. The following contributions were made during the 2004, 2003 and 2002 fiscal years, respectively, under the 401(k) Plan: Mr. Holm received $10,250, $0 and $0; Mr. Bailey received $10,003.47, $9,770.57 and $9,580.70; Mr. Bruner received $8,715.58, $8,063.42 and
         $7,907; Mr. Rupff received $6,563.07, $5,314.92 and $5,113.68; and Mr.
         Rakebrand received $2,556.76, $9,337.90 and $9,147.50. The following amounts were received during the 2004, 2003 and 2002 fiscal years, respectively, under the Supplemental Plan: Mr. Holm received $2,750, $0 and $0; Mr. Bailey received $0, $0 and $894.50; and Mr. Rakebrand received $0, $0 and $224.51.

Long-Term Incentive Plan

         Effective as of January 1, 1999, IPOC adopted a performance share unit plan, which provides financial incentives to certain key executives. All key employees of IPOC and its subsidiaries are eligible to participate in the performance plan. The participants for each year will be selected by the human resources committee, which is a sub-committee of the management committee. Participants are awarded "phantom shares" of the partnership or, performance units ("Performance Units"), which are valued annually based upon our year-end book value and our average return on rate base equity. The payout value of the Performance Units is based on the sum of (i) the value of the Performance Units at the end of a performance period and (ii) the amount of dividends per Performance Unit during the period. Payment on the Performance Units is made in cash within 30 days following completion of our audited financial statements.

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

       The summary compensation table reflects the amounts that became vested and payable to the named executive officers under the performance share unit plan for fiscal year 2004. There were no grants awarded to the named executive officers pursuant to the performance share unit plan in fiscal year 2004.


Pension Plans

         IPOC sponsors a qualified non-contributory, cash balance retirement plan ("CBRP") covering substantially all of its employees and excess benefit plans ("EBPs") covering certain key employees. Under the CBRP, each participant is given a hypothetical account balance, which is credited with a specified percentage of a portion of the participant's covered compensation based on his or her age and service. The EBPs are an unfunded pension arrangement that provides certain highly compensated employees with the benefit that they would have been entitled to but for the limitations set forth in the Internal Revenue Code of 1986, as amended. In addition, under the EBPs, the benefits provided to Mr. Bailey takes into account his years of service with TransCanada Pipelines Limited. The benefits under the excess pension plan are not subject to the provisions of the Internal Revenue Code that limit the compensation used to determine benefits and the amount of annual benefits payable under the qualified pension plan.

         The following table illustrates, for representative annual covered compensation and years of benefit service classifications, the annual retirement benefit that would be payable to employees under both the non-contributory cash balance retirement plan and the excess benefit plan if they retired in 2005 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset. In calculating the benefits shown in the following table, salaries were assumed to remain level and hypothetical account balances were assumed to grow at 5.5% per year.


                               PENSION PLAN TABLE

                                          Years of Service
--------------------------------------------------------------------------------

   Remuneration        15           20           25           30           35
--------------------------------------------------------------------------------

     150,000          41,405       60,992       87,928      117,845      159,224

     200,000          56,815       83,824      120,908      162,323      219,491

     250,000          72,224      106,656      153,886      206,801      279,758

     300,000          87,633      129,488      186,865      251,280      340,023

     350,000         103,042      152,320      219,845      295,757      400,289

     400,000         118,451      175,152      252,824      340,236      460,556

     450,000         133,861      197,984      285,803      384,714      520,822

     500,000         149,270      220,816      318,782      429,192      581,088


         The number of years of credited service, as of December 31, 2004, for Messrs. Holm, Bailey, Bruner, Rupff and Rakebrand are as follows: 1.67, 22.33, 12.58, 10.33 and 12.33, respectively. These numbers include the credited service with TransCanada Pipelines Limited pursuant to the excess pension plan.

Supplemental Executive Retirement Agreement

         Mr. Bailey is party to a supplemental executive retirement agreement, dated July 1, 1997, that provides a guaranteed retirement benefit of 40% of his average annual compensation, including salary and bonus for the three highest consecutive calendar years during his employment with IPOC. This amount is reduced by any retirement benefits that Mr. Bailey is entitled to pursuant to the IPOC pension plan and excess pension plan, certain TransCanada PipeLines Limited pension plans, the IPOC 401(k) plan and his social security benefits.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partners

         The Partnership is a limited partnership wholly owned by its partners. The following information summarizes the ownership interest of the partners:


                                                                  General        Limited
                                                                  Partner        Partner     Total Partnership
Ultimate Parent                Name of Partner                    Interest       Interest         Interest
---------------                ---------------                    --------       --------         --------


TransCanada PipeLines          TransCanada Iroquois Ltd.           29.0%            --              29.0%
    Limited
                               TCPL Northeast Ltd.                 11.96%           --             11.96%


KeySpan Corporation            NorthEast Transmission Company      18.07%         1.33%             19.4%


                               Keyspan IGTS Corp.                   1.0%            --              1.0%



                                                                  General        Limited
                                                                  Partner        Partner     Total Partnership
Ultimate Parent                Name of Partner                    Interest       Interest         Interest
---------------                ---------------                    --------       --------         --------


Dominion Resources, Inc.       Dominion Iroquois, Inc.             24.72%           --             24.72%


Cogentrix Energy, Inc.         JMC-Iroquois, Inc.                  4.57%           .36%             4.93%
                               Iroquois Pipeline Investment,       0.84%            --              0.84%
                               LLC


Energy East Corporation        TEN Transmission Company            4.46%           .41%             4.87%


New Jersey Resources           NJNR Pipeline Company               3.28%            --              3.28%
    Corporation


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Affiliates of each partner of the Partnership transport natural gas on the Partnership's pipeline system, at rates, terms and conditions contained in its FERC approved tariff. Approximately 49% of natural gas under long-term firm contract was transported by affiliates of partners for the year ended December 31, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees incurred for audit services rendered by PricewaterhouseCoopers LLP in connection with the consolidated financial statements and reports for 2004 and 2003 and for other services rendered during 2004 and 2003 on behalf of the Partnership:


              Fee Category                         2004                2003
              ------------                         ----                ----

              Audit Fees                         $141,500            $141,500

              Audit-Related Fees                   44,500              21,000

              Tax Fees                             39,090              39,500

              All Other Fees                           __                  __
                                                ----------          ----------

              Total Fees:                        $225,090            $202,000

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

Tax Fees

         Tax fees consist of the following:

                                                   2004              2003
                                                   ----              ----

              Tax Compliance                      $21,300           $19,500

              Tax Advice                           17,790            20,000
                                               -----------       -----------

              Total                               $39,090           $39,500



All Other Fees

         All other fees consist of fees for all other services other than those reported above. The Partnership did not incur any of these fees in 2004 or 2003.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   1.    Financial Statements

                  The Index to Financial Statements on Page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

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

  14.1***  Code of Business Ethics.

  21.1*    List of Subsidiaries of the Partnership.

  31.1     Rule 15d-14(a) Certification of Principal Executive Officer.

  31.2     Rule 15d-14(a) Certification of Chief Financial Officer.

  32.1     Section 1350 Certifications.


-----------------------------
* Previously filed as an exhibit to the Partnership's Registration Statement on Form S-4 (No. 333-42578).

** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

*** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                          IROQUOIS GAS TRANSMISSION SYSTEM, L.P., as Registrant

                          By:  Iroquois Pipeline Operating Company, its Agent





Date: March 31, 2005           By:   /s/ Paul Bailey
                                    ------------------------------------

                                    Name:  Paul Bailey

                                    Title: Vice President and Chief Financial
                                           Officer



                               By:   /s/ Jay Holm
                                    ------------------------------------
                                    Name:  E.J. "Jay" Holm

                                    Title: President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

       Signatures                                     Title
       ----------                                     -----


/s/ Paul Bailey                    Vice President and Chief Financial Officer of
---------------------------        Iroquois Pipeline Operating Company
Paul Bailey


/s/ Jay Holm                       President of Iroquois Pipeline Operating
---------------------------        Company
E.J. "Jay" Holm


/s/ Nicholas A. Rinaldi            Controller of Iroquois Pipeline Operating
---------------------------        Company
Nicholas A. Rinaldi


/s/ Carl A. Taylor                 Representative on the Management Committee
---------------------------
Carl A. Taylor

/s/ Richard A. Rapp                Representative on the Management Committee
---------------------------
Richard A. Rapp


/s/ Georgia B. Carter              Representative on the Management Committee
---------------------------
Georgia B. Carter


/s/ Dean K. Ferguson               Representative on the Management Committee
---------------------------
Dean K. Ferguson


/s/ Joseph P. Shields              Representative on the Management Committee
---------------------------
Joseph P. Shields


/s/ Thomas Hoatson                 Representative on the Management Committee
---------------------------
Thomas Hoatson

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----


Report of Independent Registered Public Accounting Firm......................F-2


Financial Statements


   Consolidated Statements of Income for the years ended December 31,
           2004, 2003 and 2002...............................................F-3

   Consolidated Balance Sheets as of December 31, 2004 and 2003..............F-5

   Consolidated Statements of Cash Flows for the years ended December 31,
         2004, 2003 and 2002.................................................F-8

   Statements of Changes in Partners' Equity for the years ended December 31,
         2004, 2003 and 2002 ...............................................F-10

   Notes to Financial Statements............................................F-11

             Report of Independent Registered Public Accounting Firm



To the Partners of Iroquois Gas Transmission System, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in partners' equity present fairly, in all material respects, the financial position of Iroquois Gas Transmission System, L.P. and its subsidiary ("the Partnership") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Boston, Massachusetts

February 1, 2005

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                 (thousands of dollars)

FOR YEAR ENDED DECEMBER 31                  2004          2003          2002


OPERATING REVENUES                        $ 151,996     $ 132,009     $ 126,320


OPERATING EXPENSES:

  Operation and maintenance                  27,609        25,400        23,911

  Depreciation and amortization              31,636        24,090        23,684

  Taxes other than income taxes              14,619        12,333        11,206
                                          ---------     ---------     ---------
  Total Operating Expenses                   73,864        61,823        58,801
                                          ---------     ---------     ---------

OPERATING INCOME                             78,132        70,186        67,519
                                          ---------     ---------     ---------

OTHER INCOME/(EXPENSES):

  Interest income                               453           226           416

  Allowance for equity funds used
    during construction                       1,123         8,670         2,319

  Other, net                                 (2,619)         (727)       (2,228)
                                          ---------     ---------     ---------
                                             (1,043)        8,169           507
                                          ---------     ---------     ---------


INTEREST EXPENSE:

  Interest expense                           33,421        33,384        27,892

  Allowance for borrowed funds
    used during construction                 (1,070)       (8,565)       (2,744)
                                          ---------     ---------     ---------

    Net Interest Expense                     32,351        24,819        25,148
                                          ---------     ---------     ---------

INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
CHANGE
IN ACCOUNTING PRINCIPLE                      44,738        53,536        42,878


PROVISION FOR INCOME TAXES                   18,013        21,435        16,911
                                          ---------     ---------     ---------

INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                         26,725        32,101        25,967


CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE,
NET OF TAX                                       --         3,715            --
                                          ---------     ---------     ---------

NET INCOME                                $  26,725     $  35,816     $  25,967
                                          =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                           CONSOLIDATED BALANCE SHEETS





ASSETS                                                  (thousands of dollars)

AT DECEMBER 31                                           2004            2003


CURRENT ASSETS:

  Cash and temporary cash investments               $    36,393     $    36,344

  Accounts receivable - trade, net                        6,752           7,080

  Accounts receivable - affiliates                        6,584           5,495

  Prepaid property taxes                                  5,602           3,248

  Other current assets                                    4,914           3,165
                                                    -----------     -----------
    Total Current Assets                                 60,245          55,332
                                                    -----------     -----------

NATURAL GAS TRANSMISSION PLANT:

  Natural gas plant in service                        1,094,821         802,220

  Construction work in progress                           6,472         280,528
                                                    -----------     -----------
                                                      1,101,293       1,082,748

  Accumulated depreciation and amortization            (350,091)       (323,405)
                                                    -----------     -----------
    Net Natural Gas Transmission Plant                  751,202         759,343
                                                    -----------     -----------

OTHER ASSETS AND DEFERRED CHARGES:

  Regulatory assets - income tax related                 19,449          19,174

  Regulatory assets - other                               1,285           1,473

  Other assets and deferred charges                      11,686          13,383
                                                    -----------     -----------

    Total Other Assets and Deferred Charges              32,420          34,030
                                                    -----------     -----------

    TOTAL ASSETS                                    $   843,867     $   848,705
                                                    ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND PARTNERS' EQUITY                         (thousands of dollars)

AT DECEMBER 31                                            2004           2003


CURRENT LIABILITIES:

  Accounts payable                                     $   9,454      $  21,424

  Accrued interest                                         4,674          4,626

  Current portion of long-term debt (Note 3)              32,222         32,222

  Customer deposits                                        3,899          5,132

  Other current liabilities                                2,250          2,293
                                                       ---------      ---------
   Total Current Liabilities                              52,499         65,697
                                                       ---------      ---------

LONG-TERM DEBT (NOTE 3)                                  425,556        447,778
                                                       ---------      ---------

OTHER NON-CURRENT LIABILITIES:

  Unrealized loss-interest rate hedge                      1,771          3,263

  Other non-current liabilities                            1,486          1,821
                                                       ---------      ---------
    Total Other Non-Current Liabilities                    3,257          5,084
                                                       ---------      ---------

AMOUNTS EQUIVALENT TO

 DEFERRED INCOME TAXES:

  Generated by Partnership                               158,669        122,220

  Payable by Partners                                   (139,220)      (103,046)

  Related to Other Comprehensive Income                     (715)        (1,671)
                                                       ---------      ---------
    Total Amounts Equivalent to Deferred

    Income Taxes                                          18,734         17,503
                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

   TOTAL LIABILITIES                                     500,046        536,062
                                                       ---------      ---------

PARTNERS' EQUITY                                         343,821        312,643
                                                       ---------      ---------

  TOTAL LIABILITIES AND
  PARTNERS' EQUITY                                     $ 843,867      $ 848,705
                                                       =========      =========



   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           (thousands of dollars)

FOR THE YEARS ENDED DECEMBER 31                        2004         2003         2002


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                        $  26,725    $  35,816    $  25,967

  Adjusted for the following:

    Depreciation and amortization                      31,636       24,090       23,684

    Allowance for equity funds used
      during construction                              (1,123)      (8,670)      (2,319)

    Deferred regulatory assets-income tax related        (275)      (5,094)        (782)

    Amounts equivalent to deferred income taxes           275        5,094          782

    Income and other taxes payable by Partners         18,013       23,916       16,911

    Other assets and deferred charges                   1,680        1,551       (8,446)

    Other non-current liabilities                         490         (515)         257

    Changes in Working Capital:

     Accounts receivable                                 (761)        (721)        (107)

     Prepaid property taxes                            (2,354)      (2,303)         (68)

     Other current assets                              (1,749)        (272)        (476)

     Accounts payable                                 (11,970)       4,721        9,048

     Accrued interest                                      48       (2,213)       3,930

       Customer deposits                               (1,233)       4,773          356

       Other current liabilities                          (43)      (5,127)          45
                                                    ---------    ---------    ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES:                                  59,359       75,046       68,782
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                (22,088)    (153,100)    (109,433)
                                                    ---------    ---------    ---------
   NET CASH USED FOR INVESTING ACTIVITIES             (22,088)    (153,100)    (109,433)
                                                    ---------    ---------    ---------




CASH FLOWS FROM FINANCING ACTIVITIES:

  Partner distributions                               (15,000)          --           --

  Long-term debt borrowings                                --       95,000      205,000

  Repayments of long-term debt                        (22,222)     (22,222)    (164,444)

  Partner contributions                                    --       20,000           --
                                                    ---------    ---------    ---------

    NET CASH PROVIDED BY / (USED FOR)
    FINANCING ACTIVITIES                              (37,222)      92,778       40,556
                                                    ---------    ---------    ---------

NET INCREASE/(DECREASE) IN CASH AND

  TEMPORARY CASH INVESTMENTS                               49       14,724          (95)


CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF YEAR                                36,344       21,620       21,715
                                                    ---------    ---------    ---------

CASH AND TEMPORARY CASH
  INVESTMENTS AT END OF YEAR                        $  36,393    $  36,344    $  21,620
                                                    ---------    ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

  CASH PAID FOR INTEREST                            $  31,744    $  33,969    $  23,060
                                                    =========    =========    =========



   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                             (thousands of dollars)


                                                                                                     Accumulated
                                                         Taxes         Equity          Equity           Other          Total
                                             Net        Payable     Distributions  Contributions    Comprehensive    Partners'
                                            Income     by Partners   to Partners     by Partners    Income/(Loss)     Equity

Balance at December 31, 2001              $ 256,769    $ 166,940    $ (490,544)      $  259,381      $  (1,782)      $ 190,764
                                          =========    =========    ===========      ==========      ==========      =========
Net income                                   25,967                                                                     25,967
Taxes payable by partners                                 16,911                                                        16,911
Other comprehensive loss, net of tax                                                                    (1,569)         (1,569)

Balance at December 31, 2002              $ 282,736    $ 183,851    $ (490,544)      $  259,381      $  (3,351)      $ 232,073
                                          ======================================================================================

Net income                                   35,816                                                                    35,816
Taxes payable by partners                                 23,916                                                       23,916
Equity contributions                                                                     20,000                        20,000
Other comprehensive income, net of tax                                                                     838            838

Balance at December 31, 2003              $ 318,552    $ 207,767    $ (490,544)      $  279,381      $  (2,513)     $ 312,643
                                          ======================================================================================

Net income                                   26,725                                                                    26,725
Taxes payable by partners                                 18,013                                                       18,013
Equity distributions                                                   (15,000)                                       (15,000)
Other comprehensive income, net of tax                                                                   1,440          1,440

Balance at December 31, 2004              $ 345,277    $ 225,780    $ (505,544)      $  279,381      $  (1,073)     $ 343,821
                                          ======================================================================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

         As of December 31, 2004, the Partners consist of TransCanada Iroquois Ltd. (29.0%), North East Transmission Company (19.4%), Dominion Iroquois, Inc. (24.72%), TCPL Northeast Ltd. (11.96%), JMC-Iroquois, Inc. (4.93%), TEN Transmission Company (4.87%), NJNR Pipeline Company (3.28%), KeySpan IGTS Corp. (1.0%), and Iroquois Pipeline Investment, LLC (.84%). The Iroquois Pipeline Operating Company, a wholly-owned subsidiary, is the administrative operator of the pipeline.

         Income and expenses are allocated to the Partners and credited to their respective equity accounts in accordance with the partnership agreements and their respective percentage interests. Distributions to Partners are made concurrently to all Partners in proportion to their respective partnership interests. Total cash distributions of $15.0 million were made to Partners during 2004. There were no cash distributions to Partners during 2003 or 2002.


         NOTE 2

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The consolidated financial statements of the Partnership are prepared in accordance with generally accepted accounting principles and with accounting for regulated public utilities prescribed by the Federal Energy Regulatory Commission ("FERC"). Generally accepted accounting principles for regulated entities allow the Partnership to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, the Partnership has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or an obligation relieved in the future through the rate-making process.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Partnership and Iroquois Pipeline Operating Company. Intercompany transactions have been eliminated in consolidation.

         Cash and Temporary Cash Investments

         The Partnership considers all highly liquid temporary cash investments purchased with an original maturity date of three months or less to be cash equivalents. Cash and temporary cash investments of $36.4 million at December 31, 2004 and $36.3 million at December 31, 2003 consisted primarily of discounted commercial paper.

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

         Construction Work In Progress

         At December 31, 2004, construction work in progress included construction costs relating mainly to the Brookfield Project, ancillary projects related to Eastchester and other on-going capital projects.

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

         The Partnership accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred taxes are provided based upon, among other factors, enacted tax rates which would apply in the period that the taxes become payable, and by adjusting deferred tax assets or liabilities for known changes in future tax rates. SFAS No. 109 requires recognition of a deferred income tax liability for the equity component of AFUDC.

         The Partnership utilizes derivative contracts to hedge interest rate risk associated with the Partnership's existing variable rate debt and to hedge the net proceeds of new fixed rate debt. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that the Partnership document its hedging strategies and estimates of hedge effectiveness prior to initiating a hedge, as well as continuing to assess hedge effectiveness for the life of the hedging instrument. Currently, the Partnership has two interest rate swaps outstanding with a total notional amount of $25.0 million, and a fair value of ($1.8) million, net of taxes. The Partnership records the market value of these interest rate swaps on its financial statements as a component of Other Comprehensive Income (Partners' Equity) and Other Non-current Liabilities.

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

         Through the calendar year ended December 31, 2002, the Partnership accrued property taxes based on estimated assessments beginning on the lien date. For the calendar year ended December 31, 2003, the Partnership began to recognize the actual property tax expense over the same period that the towns recognize the income from those taxes. The cumulative effect of this change in accounting for municipal property taxes, all of which is recognized in the quarter ended December 31, 2003 is a reduction to expense of approximately $6.2 million before income taxes and is reflected on the income statement as a cumulative effect of change in accounting principle. If the Partnership had accounted for property taxes in this manner for 2002 and 2001, the amounts that would have been reported as property tax expense for these years would not have been materially different than what is actually reported. This one-time change in accounting principle is not expected to have a significant effect on future property tax expense.

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

         New Accounting Standards

Inventory Costs. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance on inventory pricing to require that abnormal amounts of idle facility expense, freight, handling costs and wasted material be charged to current period expense rather than capitalized as inventory costs. SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Non-monetary Transactions. Also in December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board
(APB) Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 redefines the types of nonmonetary exchanges that require fair value measurement. SFAS No. 153 is effective for nonmonetary transactions entered into on or after July 1, 2005.

The Partnership expects that the implementation of these two new standards will not have a material impact upon the Partnership's financial condition, results of operations or cash flows.


         Other Comprehensive Income

         Comprehensive Income consisted of the following (in thousands of dollars):

        Year end December 31,                                  2004      2003
        ---------------------                                  ----      ----


        NET INCOME:                                          $26,725    $35,816
                                                             -------    -------

        OTHER COMPREHENSIVE INCOME (LOSS):

        Unrealized loss on interest rate hedge, net of tax
        of (32) and (229), respectively                          (48)      (345)

        Reclassification to net income, net of tax
        of 629 and 779, respectively                             944      1,171
                                                             -------    -------

        Unrealized gain (loss) on interest rate hedge, net
        of reclassification adjustment                           896        826
                                                             -------    -------

        Additional minimum liability on pension plan,
        net of tax of 329 and (22), respectively                 495        (34)

        Unrealized gain on supplemental pension plan,
        net of tax of 32 and 31, respectively                     49         46
                                                             -------    -------
        Comprehensive Income                                 $28,165    $36,654
                                                             -------    -------

         NOTE 3

LONG TERM DEBT:

Detailed information on long-term debt is as follows:

                                                              December 31,
                                                          2004           2003
                                                          ----           ----

Senior Notes - 8.68% due 2010                           $200,000       $200,000
Senior Notes - 6.10% due 2027                            170,000        170,000
Term Loan Facility due 2008 (LIBOR)                       77,778        100,000
Revolving Credit Facility due 2005 (LIBOR)                10,000         10,000
                                                        --------       --------

                              Total                     $457,778       $480,000

Less Current Maturities of Long-Term Debt                 32,222         32,222

         Long-Term Debt                                 $425,556       $447,778
                                                        --------       --------


         On August 9, 2000, the Partnership entered into an interest rate swap agreement to hedge a portion of the interest rate risk on its credit facilities. The interest rate swap agreement terminates on the last business day in May 2009. Under its terms, the Partnership agreed to pay a fixed rate of 6.82% on an initial notional amount of $25.0 million, which is being amortized during the term of the interest rate swap agreement, in return for payment of a floating rate of 3-month LIBOR on the amortizing notional amount. The Partnership also agreed to grant an option to the swap counter-party to enter into an additional interest rate swap agreement. The option was exercised on December 26, 2000 with a termination date on the last business day in May 2009. This additional interest swap agreement has the same fixed and floating rate terms as the initial interest rate swap agreement and is for an initial notional amount of $24.3 million, which is being amortized during the term of the additional interest rate swap agreement. The two interest swap agreements were amended on August 14, 2002 to match the term of the Partnership's amended credit agreement, which was also completed on that date. As of December 31, 2004 and December 31, 2003, the aggregate notional principal amount of these two swaps was $25.0 million and $30.6 million, respectively. The fair value of these interest rate swaps, net of taxes at December 31, 2004 and December 31, 2003, was ($1.8) million and ($2.0) million, respectively.

         The combined schedule of repayments at December 31, 2004 is as follows (millions of dollars):

                Year                                   Scheduled Repayment
                ----                                   -------------------


                2005                                           $  32.2

                2006                                           $  22.2

                2007                                           $  22.2

                2008                                           $  22.3

                2009                                           $  27.6

                Thereafter                                      $331.2

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


         NOTE 5

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The fair value amounts disclosed below have been reported to meet the disclosure requirements of SFAS No. 107, "Disclosures About Fair Values of Financial Instruments" and are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.

         As of December 31, 2004 and December 31, 2003, the carrying amount of cash and temporary cash investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

         The fair value of long-term debt is estimated based on currently quoted market prices for similar types of issues. As of December 31, 2004 and December 31, 2003, the carrying amounts and estimated fair values of the Partnership's long-term debt including current maturities were as follows (in thousands of dollars):

                                         Carrying
                  Year                    Amount                Fair Value
                  ----                    ------                ----------


                  2004                   $457,778                $504,334

                  2003                   $480,000                $541,568

         NOTE 6


         COMMITMENTS AND CONTINGENCIES:


         Regulatory Proceedings


         FERC Docket No. RP97-126, RP94-72 et al and RP03-589.
         -----------------------------------------------------


         On October 24, 2003, the FERC approved a settlement which, as noted below, approved new Settlement Rates for the Partnership's existing mainline customers and, with limited exception, provided that no change to the mainline Settlement Rates could be placed in effect on the Partnership's mainline system until January 1, 2008. The settlement establishes the Partnership's base tariff recourse rates (Settlement Rates) for the years 2004, 2005, 2006, and 2007. The Settlement Rates reflect annual step-downs, which over the term of the Settlement will reduce the Partnership's transportation rates by approximately 13 % (e.g., the 100% load factor interzone rate will be reduced from the then existing level of $0.4234 per Dth, to the January 1, 2007 level of $0.3700 per Dth, for a total cumulative reduction of $0.0534 per Dth). Based on 2003 long-term firm service contracts as of December 31, 2004, the settlement resulted in reductions in revenues of approximately $3.8 million in 2004 and will result in reductions in revenues of $1.5 million in 2005, $1.0 million in 2006 and $2.5 million in 2007. Under the settlement the first step-down in rates became effective on July 1, 2004.


         FERC Docket No. RP04-136-000

         On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. The Partnership proposed a rate of $0.8444 per Dth on a 100% load-factor basis (as compared with the Partnership's existing 100% load-factor inter-zone rate of $0.4234 per Dth, which served as the initial rate per the certificate order). The increased rate reflected, among other things, an increase in plant costs from the certificate estimate of $210 million to a level of approximately $334 million. The higher plant costs are the result of a number of factors, including delays in obtaining construction permits and authorizations; unanticipated environmental costs; a failed directional drill; higher than expected labor costs; and construction incidents associated with constructing the Project in a highly congested marine corridor. Various customers filed motions in response to the Partnership's requested rate change. On January 30, 2004 the FERC issued an order accepting the rates and making them effective July 1, 2004, subject to refund and subject to the outcome of hearings. On February 17, 2004, a pre-hearing conference before the FERC resulted in a procedural schedule outlining the various phases of the Partnership's rate filing proceeding.

         On June 15 and July 8, 2004, settlement conferences were convened at the FERC's offices to attempt to negotiate a settlement of the issues in the rate case. As a result of those conferences, the parties reached a settlement in principle of all issues that was supported or not opposed by all participants to the proceeding. On July 15, 2004 the Partnership submitted a motion to the Presiding Administrative Law Judge to suspend the procedural schedule to allow the parties to formalize the settlement agreement; such motion was granted by the judge on July 16. Following additional discussions and negotiations with the parties, the Partnership submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement provides for recourse rates of $0.66 per Dth for the period July 1, 2004 through December 31, 2007 and $0.635 per Dth for the period January 1, 2008 through December 31, 2011. In addition, the Partnership will not include in future rates any future legal fees (incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, will also be in effect through December 31, 2011. The settlement agreement was approved by the FERC on October 13, 2004 and became final on November 13, 2004.

         In addition to settling the Eastchester recourse rates as set forth above, the Partnership has also entered into negotiated rate agreements with all of the initial shippers on the Eastchester Extension Project. The negotiated rates on a 100% load-factor equivalent basis range between $0.47 and $0.63 per Dth depending on whether the agreement was signed pre or post construction and the length of the negotiated contract.

         The recourse rates and negotiated individual Eastchester shipper rates, coupled with cost overruns experienced on the Eastchester Project, will reduce the Partnership's initial margins that were anticipated when the project application was filed with FERC.


         FERC Order No. 2004
         -------------------

         On November 25, 2003 the FERC issued Order No. 2004 in FERC Docket No. RM01-10. FERC Order No. 2004 adopts new standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities and that replace standards of conduct currently in effect. The standards of conduct are designed to ensure that transmission providers do not provide preferential access to service or information to affiliated entities. Under the schedule adopted by the FERC, on February 9, 2004 the Partnership submitted its plan and schedule for implementing Order No. 2004. As required by said schedule, on June 1, 2004 the Partnership posted its revised standards of conduct on its internet website, identifying the procedures established for implementing the FERC's requirements. Additionally, as required by the order, on September 22, 2004, the Partnership developed and posted on its website, a written procedure implementing its standards of conduct and trained all its employees subject to the standard. Management does not believe that the requirements of Order No. 2004 will have a material impact on the Partnership.

         Athens Project (FERC Docket No. CP02-20-000)
         --------------------------------------------

         On November 8, 2001, the Partnership filed an application with the FERC to construct and operate its "Athens Project." Under this proposal, the Partnership would have constructed a second compressor unit at its existing Athens, New York compressor station. The facilities were designed to provide up to 70 MDth/d of firm transportation to Athens Generating Company, L. P. ("Athens Generating") with whom the Partnership had executed a firm transportation agreement for this service. On June 3, 2002, the FERC issued a certificate authorizing the Partnership to construct the Athens Project facilities. However, the Partnership anticipated having adequate capacity on its system to serve the initial 70 MDth/d transportation needs of the Athens Generating facility. As a result of this evaluation, capacity was made available on an interim basis, allowing the Partnership to defer the commencement of construction of the Athens Project. By letter dated April 22, 2003, the Partnership requested a 1-year extension from the FERC of the deadline for completion of construction of the Athens Project, or until December 3, 2004. On May 14, 2003, the FERC granted the Partnership's' request for the 1-year extension.

         The Partnership continued to market this project to potential customers and continued to evaluate its feasibility, however, because the Partnership was unable to secure customers prior to the December 3, 2004 construction extension deadline, the project was cancelled and the $2.3 million in capital expenditures was written off and charged to expense in the fourth quarter of 2004.


         Brookfield Project (FERC Docket No. CP02-31-000)
         -----------------------------------------------

         On October 31, 2002 the FERC issued a certificate authorizing the Partnership to construct the Brookfield Project facilities.

         Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership had determined that a temporary deferral of the construction of the Brookfield Project was necessary. Specifically, Astoria Energy LLC, or Astoria, the largest shipper for the Brookfield Project, had requested that its service be deferred until November 1, 2005. On February 28, 2003, the Partnership and Astoria executed an amendment to their precedent agreements reflecting this deferral. However, on August 1, 2003, Astoria elected to terminate its precedent agreements with the Partnership. The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, also elected to terminate its precedent agreement, and the Partnership is currently remarketing the Brookfield Project capacity. Additionally, the Partnership is exploring other services and products that may also utilize Brookfield Project capacity. As of December 31, 2004, the Partnership had incurred approximately $2.5 million in construction expenditures related to the Brookfield Project, primarily related to the purchase of the Brookfield site.

         In anticipation of these developments, on April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005.

         On June 27, 2003, the Partnership purchased real property in Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. In accordance with the FERC approval, the site must be remediated before construction takes place. On November 3, 2004, the Connecticut Department of Environmental Protection approved the project's site remediation plan and scope of work schedule. Work began in late November 2004 and is anticipated to be completed in early Spring 2005. Site remediation is not expected to have a material adverse impact on the Partnership's operating results or financial condition.


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

         On December 6, 2002, Cal Dive commenced a maritime limitation of liability action in the United States District Court for the Eastern District of New York, seeking exoneration from or limitation of liability in respect of this incident. LIPA, CL&P, the Partnership, Horizon, and Thales GeoSolutions Group, Ltd. (another of Horizon's subcontractors) have all filed claims in the limitation action. In addition, LIPA, CL&P and their subrogated underwriters, collectively referred to as the "Cable Interests," filed third-party claims against the Partnership and its operating subsidiary, IPOC, as well as Horizon and Thales, seeking recovery for their alleged losses. The Partnership filed cross-claims against Horizon and Thales for indemnification in respect of the Cable Interests' claims, and Horizon filed a third-party claim against Thales. The Cable Interests subsequently agreed to dismiss their claim against IPOC, but without prejudice to their right to re-file that claim if they deem necessary.

         The Cable Interests originally claimed a total of $34.2 million in damages, consisting of $14.4 million for repairs and repair related costs, including LIPA and CL&P internal costs and overheads of $4.7 million, as well as $19.9 million in consequential damages. In September 2004, the Cable Interests amended their claim to $23.5 million, consisting of approximately $12.9 million for repairs and repair related costs and $10.6 million in consequential damages.

         A mediation was conducted in February 2005, at the conclusion of which all parties agreed to terms for a global settlement of the litigation. The Partnership will be contributing nothing to the settlement, but will be given full releases from all parties. A formal settlement agreement is being negotiated, with a goal of all funds paid by April 15, 2005.

         In addition to the foregoing, the Partnership has been advised that the Town of Huntington, New York may assert a claim against the Partnership alleging violations of certain municipal ordinances on the basis of a claim that dielectric fluid was released from the cable as a result of the incident. On March 28, 2005, the Partnership and the Town of Huntington executed a settlement agreement resolving this matter and another relating to restoration of Town property. The Partnership does not admit any liability but will pay $45,100 to resolve these matters.

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

         The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity as an additional insured under Thales' policies of insurance, although this matter is also still subject to further investigation. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and they are funding the costs for the Partnership's defense. The Partnership also commenced a declaratory judgment action against Horizon's primary liability insurer seeking coverage and is currently investigating the applicability of all other available insurance coverages.

         On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable, collectively referred to as, the Y-49 Cable Interests, also have filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. (For resolution of these unrelated claims, see Easchester Contractor Litigation Settlement discussion below.) Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests filed cross claims against the Partnership alleging claims under the Crossing Agreement between the Partnership and NYPA in common law tort.

         The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asks the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership believes the motion is premature and has opposed the motion. The motion is now fully briefed and pending before the court for decision.

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

         Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, the Partnership performed certain post- construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, the Partnership had constructed a "structure" over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the "structure" may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. The Partnership has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and has notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

         No liabilities have been recorded by the Partnership in conjunction with any of the preceding legal matters.


Eastchester Contractor Litigation Settlement
--------------------------------------------

         On March 11, 2005, Iroquois, Horizon and its Subcontractors reached an agreement resolving the claims and counter claims made in the Horizon, Weeks, Cal Dive and Tom Allen proceedings described below, collectively referred to as Eastchester Contract Suits. In addition, Iroquois has reached an agreement in principle with certain of its insurance carriers regarding the recovery of a portion of the costs related to a failed directional pipeline drill that occurred during the construction of the Eastchester lateral. The Partnership's projected $334 million total Eastchester capital costs included the costs for the settlement of the Eastchester Contract Suits and the expected insurance recovery associated with the directional drill.

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

         On March 1, 2004 and in a duplicate filing on March 9, 2004, Cal Dive filed a Mechanic's Lien totaling $3.3 million in the offices of the Clerk of Bronx and Suffolk Counties, respectively. Cal Dive was in privity with Horizon and provided services to Horizon during the Eastchester construction work. The Partnership instructed Horizon to address the lien notice pursuant to its contractual obligations. The Partnership also demanded further information from Cal Dive on the particulars of its lien. The Partnership does not believe it owes Cal Dive any monies and plans to vigorously contest the validity of the liens. Furthermore, the Partnership, on April 1 and April 5, 2004 in compliance with Section 6.2(c)(ii) of its Second Supplemental Indenture, dated August 13, 2003, posted bonds to discharge the Mechanic's Liens.

         On September 10, 2004, Cal Dive filed a complaint against the Partnership in the United States District Court for the Eastern District of New York. The complaint alleges that Cal Dive has not been paid $3.3 million for work that it performed on the Eastchester project. The Partnership filed an answer to the Cal Dive action on October 15, 2004 and commenced a third party action against Horizon on October 25, 2004.

         On June 14, 2004, Tom Allen Construction Company, or Tom Allen, one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and the Partnership in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and the Partnership. The Partnership served an answer to the complaint and various discovery demands on July 30, 2004.

         On July 21, 2004 Weeks Marine Inc., or Weeks, one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and the Partnership in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and the Partnership. The Partnership filed an answer to the complaint on August 16, 2004.


Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York
-------------------------------------------------------------------------

         On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, IPOC and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Partnership, Inc., or Hallen, sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend the Partnership in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries' Bankruptcy Filing
-------------------------------------------------------------------------------

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

         On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership expects to receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. Based on US Gen NE's disclosure statement filed with the Bankruptcy Court, US Gen NE estimates to pay 100% of each unsecured claim. The settlement is in the process of being approved by both parties and the Bankruptcy Court. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

         On September 15, 2004, NEGT announced that it had entered into an agreement with GS Power Holdings II LLC (a subsidiary of Goldman Sachs) to purchase NEGT's indirect equity interest in the Partnership. NEGT's indirect interest is held through JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC, both of which represent a 5.77% interest in the Partnership. On January 31, 2005, Cogentrix Energy, Inc. ("Cogentrix") announced that, through its subsidiaries Cogentrix Power Holdings I LLC and Cogentrix Power Holdings II LLC, it had acquired the equity interests in both JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC.


Enron Corp. and Affiliated Entities Bankruptcy Filing
-----------------------------------------------------

         Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1,593,362.39 for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1,816,762.70 in unsecured claims, subject to the approval of the Bankruptcy Court. Based on Enron's disclosure statement filed with the Bankruptcy Court, Enron estimates to pay 20% of each unsecured claim. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

         The Partnership is a party to various other legal matters incidental to its business. However, the Partnership believes that the outcome of these proceedings will not have a material adverse effect on the Partnership's financial condition or results of operations.


         Leases

         The Partnership leases its office space under operating lease arrangements. The leases expire at various dates through 2011 and are renewable at the Partnership's option. The Partnership also leases a right-of-way easement on Long Island, NY, which requires annual payments escalating 5% per year over the 39-year term of the lease, which expires in 2030. In addition, the Partnership leases various equipment under non-cancelable operating leases. During the years ended December 31, 2004, 2003 and 2002, the Partnership made payments of $1.1, $1.2 and $0.9 million per year, respectively, under operating leases which were recorded as rental expense. Future minimum rental payments under operating lease arrangements are as follows (millions of dollars):

                        Year                          Amount
                        ----                          ------

                        2005                           $0.9

                        2006                            0.8

                        2007                            0.8

                        2008                            0.8

                        2009                            0.8

                        Thereafter                     $5.4


         NOTE 7

         INCOME TAXES:

         Deferred income taxes which are the result of operations will become the obligation of the Partners when the temporary differences related to those items reverse. The Partnership recognizes a decrease in the Amounts Equivalent to Deferred Income Taxes account for these amounts and records a corresponding increase to Partners' equity. Deferred income taxes with respect to the equity component of AFUDC remain on the accounts of the Partnership until the related deferred regulatory asset is recognized.

         Total income tax expense includes the following components (thousands of dollars):

                                 U.S.
           2004                 Federal            State             Total
          ====================================================================

           Current             $(20,126)           $1,965          $(18,161)

           Deferred              34,999             1,175            36,174
                               --------            ------          --------
           Total                $14,874            $3,139           $18,013
                               ========            ======          ========

                                 U.S.
           2003                 Federal            State             Total
          ====================================================================

           Current             $  4,812            $2,334          $  7,146

           Deferred              12,950             1,339            14,289
                               --------            ------          --------
           Total                $17,762            $3,673           $21,435
                               ========            ======          ========

                                 U.S.
           2002                 Federal            State             Total
          ====================================================================

           Current             $  4,007            $1,954          $  5,961

           Deferred              10,070               880            10,950
                               --------            ------          --------
           Total                $14,077            $2,834           $16,911
                               ========            ======          ========


         Not included in the above table for 2003 are the deferred taxes associated with the cumulative change in accounting principle related to municipal property taxes, which amounted to approximately $2.5 million.

         The variance between 2004 and 2003 U.S. Federal, current and deferred taxes is primarily due to the effects of bonus depreciation, primarily due to the Eastchester Extension project which went into service in February 2004.

         For the years ended December 31, 2004, 2003 and 2002, the effective tax rate differs from the Federal statutory rate due principally to the impact of state taxes.

         Deferred income taxes included in the income statement relate to the following (thousands of dollars):

                                              2004          2003          2002
================================================================================

Depreciation                                $35,128       $ 9,142       $11,121

Gain/loss on disposal of asset                  445           (67)          934

Deferred regulatory asset                       (76)          (75)          (75)

Property taxes                                  283         2,610           (80)

Accrued                                          51            47           (51)
expenses

Alternative minimum tax credit                  262         1,025          (585)

Other                                            81         4,089          (314)
                                            -------       -------       -------
Total deferred taxes                        $36,174       $16,771       $10,950
                                            =======       =======       =======



         The components of the net deferred tax liability are as follows (thousands of dollars):

At December 31,                                            2004           2003
================================================================================

DEFERRED TAX ASSETS:

Alternative minimum tax credit                         $     652      $     914

Accrued expenses                                           1,006          1,056
                                                       ---------      ---------
Total deferred tax assets                                  1,657          1,970


DEFERRED TAX LIABILITIES:

Depreciation and related items                          (132,219)       (96,671)

Deferred regulatory asset                                   (505)          (580)

Property taxes                                            (3,687)        (3,404)

Other                                                     (5,028)        (4,947)
                                                       ---------      ---------
Total deferred tax liabilities                          (141,439)      (105,602)
                                                       ---------      ---------
Net deferred tax liabilities                            (139,781)      (103,632)
                                                       ---------      ---------
Less deferral of tax rate change                             561            586
                                                       ---------      ---------
Deferred taxes-operations                               (139,220)      (103,046)

Deferred tax related to equity AFUDC                     (18,888)       (18,588)

Deferred tax related to change in tax rate                  (561)          (586)
                                                       ---------      ---------
Total deferred taxes                                   $(158,669)     $(122,220)
                                                       =========      =========
Deferred tax related to other
comprehensive income                                   $    (715)     $  (1,671)
                                                       =========      =========

         NOTE 8

         RELATED PARTY TRANSACTIONS:

         Operating revenues and amounts due from related parties were primarily for gas transportation services. Amounts due from related parties are shown below net of payables, if any.

         The following table summarizes the Partnership's related party transactions (millions of dollars):


                                            Payments       Due (to)/from   Revenue
                                            to Related     Related         from Related
        2004                                Parties        Parties         Parties
        ---------------------------------------------------------------------------------

        TransCanada Iroquois Ltd.              $ 0.1         $ (0.1)             $ --

        Dominion Iroquois, Inc.                  --             0.2                0.8

        NorthEast Transmission Company           1.0            3.7               35.2

        JMC-Iroquois, Inc.                       --             1.1               14.2

        TEN Transmission Company                 --             1.0               11.8

        NJNR Pipeline Company                    --             0.6                8.2
                                               -----         ------              -----
                          Totals               $ 1.1         $  6.5              $70.2
                                               =====         ======              =====


                                            Payments       Due from        Revenue
                                            to Related     Related         from Related
        2003                                Parties        Parties         Parties
        ---------------------------------------------------------------------------------

        TransCanada Iroquois Ltd.              $ 0.1         $  --               $  --

        Dominion Iroquois, Inc.                  --             0.1                1.2

        NorthEast Transmission Company           1.0            2.1               24.4

        JMC-Iroquois, Inc.                       --             0.8               16.0

        TEN Transmission Company                 --             1.7               12.0

        NJNR Pipeline Company                    --             0.8                6.7
                                               -----         ------              -----
                          Totals               $ 1.1         $  5.5              $60.3
                                               =====         ======              =====

NOTE 9

         RETIREMENT BENEFIT PLANS:

         During 1997, the Partnership established a noncontributory cash balance retirement plan ("CBRP") covering substantially all employees. Pension benefits are based on years of credited service and employees' career earnings, as defined in the CBRP. The Partnership's funding policy is to contribute, annually, an amount at least equal to that which will satisfy the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts, if any, as the Partnership may determine to be appropriate from time to time.

         During 1997 and 1998 the Partnership also adopted excess benefit plans ("EBPs") that provide retirement benefits to executive officers and other key management staff. The EBPs recognize total compensation and service that would otherwise be disregarded due to Internal Revenue Code limitations on compensation in determining benefits under the regular retirement plan. The EBPs are not considered to be funded for ERISA purposes and benefits are paid when due from general corporate assets. A Rabbi Trust, which is included in other assets and deferred charges on the Partnership's balance sheets, has been established to partially cover this obligation. The Rabbi Trust is an irrevocable trust which can be used to satisfy creditors.

         The consolidated net cost for the CBRP and the EBP's (collectively the "Plans") included in the consolidated statements of income for the years ending December 31 (which is the measurement date for each year), include the following components (thousands of dollars):


                                                  2004        2003      2002
          --------------------------------------------------------------------
          Service cost                            $839       $811       $687

          Interest cost                            307        246        194

          Expected return on plan assets          (353)      (245)      (211)

          Amortization of prior service cost        12         12         22

          Recognition of net actuarial loss         59         57         22
                                                  ----       ----       ----
          Net periodic pension cost before
          FAS 88                                  $864       $881       $714
                                                  ====       ====       ====

          Recognized FAS 88
          settlement/curtailment amount           $ --       $(87)      $ --
                                                  ====       ====       ====

         The following tables represent the Plans' combined funded status reconciled to amounts included in the consolidated balance sheets as of December 31, 2004 and 2003 (thousands of dollars):

Change in Benefit Obligation                                 2004         2003
                                                           ---------------------
         Benefit obligation at beginning of year           $ 5,110      $ 3,861

         Service cost                                          839          811

         Interest cost                                         307          246

         Actuarial gain                                        122          346

         Curtailments and settlements                           --         (108)

         Benefits paid                                        (368)         (46)
                                                           -------      -------
         Benefit obligation at end of year                 $ 6,010      $ 5,110
                                                           =======      =======


         Change in Plan Assets                               2004         2003
                                                           ---------------------
         Fair value of plan assets at beginning of year    $ 4,101      $ 2,483

         Actual return on plan assets                          541          632

         Employer contribution                               1,441        1,032

         Benefits paid                                        (368)         (46)
                                                           -------      -------
         Fair value of plan assets at end of year          $ 5,715      $ 4,101
                                                           =======      =======


         Reconciliation of Funded Status                     2004         2003
                                                           ---------------------
         Funded status                                     $  (295)     $(1,009)

         Unrecognized net actuarial loss                       841          966

         Unrecognized prior service cost                        25           37
                                                           -------      -------
         Prepaid / (Accrued) benefit cost                  $   571      $    (6)
                                                           =======      =======


         Amounts recognized in the consolidated balance sheets at December 31 consist of (thousands of dollars):

                                                             2004         2003
                                                           ---------------------

              Prepaid benefit cost                         $1,083        $   --

              Accrued benefit cost                           (686)       (1,005)

              Intangible assets                                --            --

              Accumulated other comprehensive income          174           999
                                                           ------        ------
              Net amount recognized                        $  571        $   (6)
                                                           ======        ======

         Information for pension plans with an accumulated benefit obligation in excess of plan assets (thousands of dollars):


                                                             2004         2003
                                                           ---------------------

              Projected benefit obligation                 $6,010        $5,110

              Accumulated benefit obligation               $6,010        $5,099

              Fair value of plan assets                    $5,715        $4,101


         Additional Information (thousands of dollars):


                                                             2004         2003
                                                           ---------------------

         (Decrease) / Increase in minimum liability
         included in other comprehensive income             $(825)          $56


         The following table summarizes the weighted average assumptions used to determine benefit obligations as of December 31 (rates shown are rates at end of measurement period):


                                                             2004         2003
                                                           ---------------------

              Discount rate                                 5.75%         6.00%

              Rate of compensation increase                 4.00%         4.00%


         The following table summarizes the weighted average assumptions used to determine the net periodic benefit cost for years ended December 31 (rates shown are rates at beginning of measurement period):

                                                          2004    2003    2002
                                                        ------------------------

              Discount rate                               6.00%   6.50%   7.00%

              Expected long-term return on plan assets    8.00%   8.00%   9.00%

              Rate of compensation increase               4.00%   4.00%   4.50%


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

         The following table summarizes the expected future benefit payments over the next five years and aggregate five years thereafter (thousands of dollars):


                       Year         Benefit payments
                  ------------------------------------

                       2005               $271

                       2006               $488

                       2007               $343

                       2008               $602

                       2009               $723

                    2010-2014            $4,851

         Plan Assets

         The following table sets forth the Partnership's pension plans weighted average asset allocations at December 31, 2004 and December 31, 2003.



              Asset Category                         2004         2003
             ----------------------------------------------------------

              U.S. Equities                           45%          45%

              International Equities                  10%          11%

              Real Estate                              5%           5%

              U.S. Fixed Income                       37%          37%

              Other                                    3%           2%


         The Partnership's investment goal is to obtain a competitive risk adjusted return on the pension plan assets commensurate with prudent investment practices and the plan's responsibility to provide retirement benefits for its participants, retirees and their beneficiaries. The Plan's asset allocation targets are strategic and long term in nature and are designed to take advantage of the risk reducing impacts of asset class diversification. The Plan's target asset allocations are as follows:



              Asset Category                         2004         2003
             ----------------------------------------------------------

              U.S. Equities                          45%           45%

              International Equities                 10%           10%

              Real Estate                             5%            5%

              U.S. Fixed Income                      38%           38%

              Other                                   2%            2%


         Plan assets are periodically rebalanced to their asset class targets to reduce risk and to retain the portfolio's strategic risk/return profile. Investments within each asset category are further diversified with regard to investment style and concentration of holdings.

Contributions:

The Partnership expects to contribute $0.8 million to its pension plan in 2005 and contributed $1.4 million in 2004.

                                    EXHIBITS

Exhibit

Number                                             Description
------                                             -----------

  3.3* Amended and Restated Limited Partnership Agreement of the Partnership dated as of February 28, 1997 among the partners of the Partnership.

  3.4* First Amendment to Amended and Restated Limited Partnership Agreement of the Partnership dated as of January 27, 1999 among the partners of the Partnership.

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

  14.1***  Code of Ethics.

  12.2*    Statements regarding computation of ratios.

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

*** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.