Form 10-Q
period 2005-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-05-23
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2005

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

                        TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2005 and 2004            3
       Consolidated Balance Sheets - March 31, 2005
          and December 31, 2004                                 4
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2005 and 2004            5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2005            6
       Notes to Consolidated Financial Statements               7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                        9

   ITEM 4.  Controls and Procedures                            10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  11

   ITEM 5.  Other Information                                  11

   ITEM 6.  Exhibits                                           11

   Signatures                                                  12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended
                                       March 31,
                                    2005      2004

OPERATING REVENUES                $40,276   $39,320

OPERATING EXPENSES
 Operation and maintenance          5,565     5,887
 Depreciation and amortization      8,039     7,383
 Taxes other than income taxes      4,485     3,291

   Operating expenses              18,089    16,561

OPERATING INCOME                   22,187    22,759

OTHER INCOME/(EXPENSES)
Interest Income                       198        67
Allowance for equity funds
  used during construction             --     1,123
 Other, net                          (130)       (4)
    Other income                       68     1,186

INTEREST EXPENSE
Interest Expense                    8,383     8,344
 Allowance for borrowed funds
  used during construction             --    (1,070)
 Interest Expense, Net              8,383     7,274

INCOME BEFORE INCOME TAXES         13,872    16,671

PROVISION FOR INCOME TAXES          5,661     6,835

NET INCOME                        $ 8,211   $ 9,836

The accompanying notes are an integral part of these consolidated financial statements.






            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                               March 31,   December 31,
ASSETS                                           2005          2004
CURRENT ASSETS
 Cash and cash equivalents                    $  35,727    $  36,393
 Accounts receivable - trade, net                 6,595        6,752
 Accounts receivable - affiliates                 6,431        6,584
 Prepaid property taxes                           6,520        5,602
 Insurance receivable                             4,500           --
 Other current assets                             4,451        4,914
   Total Current Assets                          64,224       60,245

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,105,628    1,094,821
 Construction work in progress                    6,546        6,472
                                              1,112,174    1,101,293
 Accumulated depreciation and amortization     (357,939)    (350,091)
   Natural Gas Transmission Plant, Net          754,235      751,202

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets - income tax related          19,239       19,449
 Regulatory assets - other                        1,238        1,285
 Other assets and deferred charges               11,066       11,686

   Total Other Assets and Deferred Charges       31,543       32,420

   TOTAL ASSETS                               $ 850,002    $ 843,867

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $     535    $   9,454
 Accrued interest                                11,617        4,674
 Current portion of long-term debt               32,222       32,222
 Customer deposits                                4,410        3,899
 Other current liabilities                          671        2,250
   Total Current Liabilities                     49,455       52,499

LONG-TERM DEBT                                  420,000      425,556

OTHER NON-CURRENT LIABILITIES
 Derivative liability - interest rate hedge,
  net of tax                                      1,248        1,771
 Other                                            2,559        1,486
   Total Other Non-Current Liabilities            3,807        3,257

AMOUNTS EQUIVALENT TO DEFERRED INCOME TAXES
 Generated by Partnership                       161,935      158,669
 Payable by Partners                           (142,696)    (139,220)
 Related to Other Comprehensive Income             (511)        (715)
   Total Amounts Equivalent to Deferred
   Income Taxes                                  18,728       18,734

COMMITMENTS AND CONTINGENCIES                       -            -
Total Liabilities                               491,990      500,046
Partners' Equity                                358,012      343,821

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 850,002    $ 843,867

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           2005       2004
                                                                    RESTATED
OPERATING ACTIVITIES:
 Net Income                                             $  8,211   $  9,836
 Adjusted for the following:
   Depreciation and amortization                           8,039      7,383
   Allowance for equity funds used during construction        --     (1,123)
   Deferred regulatory asset-income tax related              210       (675)
   Amounts equivalent to deferred income taxes              (210)       675
   Income and other taxes payable by partners              5,661      6,835
   Other assets and deferred charges                         596        684
   Other non-current liabilities                           1,073        (11)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                    310       (299)
      Prepaid property taxes                                (918)    (1,792)
      Insurance receivable                                (4,500)        --
      Other current assets                                   463        743
      Accounts payable                                      (434)      (394)
      Accrued interest                                     6,943      6,903
      Customer deposits                                      511        (97)
      Other current liabilities                           (1,579)       329

NET CASH PROVIDED BY OPERATING ACTIVITIES                 24,376     28,997

INVESTING ACTIVITIES:
  Capital expenditures                                   (19,486)   (23,933)
     NET CASH USED IN INVESTING ACTIVITIES               (19,486)   (23,933)

FINANCING ACTIVITIES:
  Repayments of long-term debt                            (5,556)    (5,556)
     NET CASH USED FOR FINANCING ACTIVITIES               (5,556)    (5,556)

NET DECREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                        (666)      (492)

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,393     36,344

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF YEAR                                         $ 35,727   $ 35,852

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $  1,033   $  1,034




The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Three Months Ended March 31, 2005
                         (In Thousands)
                           (Unaudited)


                                                                Accumu-
                                                                lated
                                                                Other
                               Taxes     Equity      Equity     Compre-
                               Payable   Distribu-   Contribu-  hensive  Total
                     Net       by        tions to    tions to   Income/  Partners'
                     Income    Partners  Partners    Partners   (loss)   Equity
Balance at
 December 31, 2004   $345,277  $225,780  $(505,544)  $279,381   $(1,073)  $343,821

Net Income              8,211                                                8,211

Taxes payable
 By partners                      5,661                                      5,661

Other compre-
 hensive income,
 net of tax                                                         319        319

Balance at
 March 31, 2005      $353,488  $231,441  $(505,544)  $279,381   $  (754)  $358,012

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., referred to herein as Iroquois or the Partnership, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K for the year ended December 31, 2004, referred to herein as Iroquois' Form 10-K.

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

2. Comprehensive income consisted of the following:

(in thousands)                                    Three months ended
                                                      March 31,
                                                   2005       2004
Net income                                        $8,211     $9,836

Other comprehensive income(loss)

   Unrealized gain/(loss)on
   interest rate hedge, net of tax
   of $64 and $(125) respectively                    158       (313)

   Reclassification to net income,
   net of tax of $109 and $176 respectively          161        265

   Unrealized gain (loss) on interest rate
   hedge, net of reclassification adjustment         319        (48)

Comprehensive income                              $8,530     $9,788




3. Retirement Benefit Plans:

The components of net pension benefit costs included in the Partnership's consolidated statements of income were as follows:

(in thousands)
                                       Three months ended
                                            March 31,
                                          2005      2004
Service Cost                             $ 227     $ 210
Interest Cost                               85        77
Expected return on plan assets            (110)      (88)
Amortization of prior service cost           3         3
Recognition of net actuarial loss           13        15

Net periodic pension cost                $ 218     $ 217

Note 9 of the Notes to Consolidated Financial Statements in Iroquois'
December 31, 2004 Form 10-K discusses the Partnership's expected contribution to its pension plans. For the three months ended March 31, 2005, $0.3 million of contributions have been made to its pension plans. The
Partnership plans to make further contributions of $0.5 million in 2005.


4. Prior Year Cash Flow Restatement:

The restatement shown below is the result of accruals for capital expenditures being treated as a cash inflow from operations with a corresponding cash use for investing activities. Rather, as required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", such amounts are to be shown as supplemental non-cash activities until payment is made shortly after purchase, at which time the cash outflows are shown as investing activities. This adjustment is isolated to the presentation of the Consolidated Statement of Cash Flows and has no impact on reported income or balance sheet information.

The following table sets forth the restatement to the Consolidated Statement of Cash Flows for the three months ended March 31, 2004:

(in thousands)
                                               As
                                           Originally                 As
                                            Reported   Adjustment   Restated
Changes in working capital -
  accounts payable                         $(12,062)    $ 11,668    $   (394)

Net cash provided by operating
  activities                               $ 17,329     $ 11,668    $ 28,997

Cash flows from investing activities -
  capital expenditures                     $(12,265)    $(11,668)   $(23,933)

Net cash used in investing activities      $(12,265)    $(11,668)   $(23,933)



5. Commitments and Contingencies:

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

A mediation was conducted in February 2005, at the conclusion of which all parties agreed to terms for a global settlement of the litigation. A formal settlement agreement was executed on April 11, 2005. Neither the Partnership nor IPOC was required to contribute to the settlement, and both were given full releases from all parties.

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

On March 2, 2005 , representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership expects to receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. Based on US Gen NE's disclosure statement filed with the Bankruptcy Court, US GEN NE estimates to pay 100% of each unsecured claim. On April 5, 2005, the settlement was approved by the Bankruptcy Court. On May 12, 2005, the Bankruptcy Court approved US Gen NE's Plan of Liquidation. A distribution is anticipated in June 2005. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

Enron Corp. and Affiliated Entities Bankruptcy Filing

Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1.6 million for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1.8 million (two claims for $0.9 million each) in unsecured claims, subject to the approval of the Bankruptcy Court. Based on Enron's disclosure statement, Enron estimates to pay 20% of each
unsecured claim.   The Partnership expects to record any funds received as
part of this bankruptcy proceeding as "Other Income."

No liabilities have been recorded by the Partnership in conjunction with any of the preceding legal matters.

Brookfield Project (FERC Docket No. CP02-31-000)

On October 31, 2002 the FERC issued a certificate authorizing the Partnership to construct the Brookfield Project facilities.

Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership had determined that a temporary deferral of the construction of the Brookfield Project was necessary. Specifically, Astoria Energy LLC, or Astoria, the largest shipper for the Brookfield Project, had requested that its service be deferred until November 1, 2005. On February 28, 2003, the Partnership and Astoria executed an amendment to their precedent agreements reflecting this deferral. However, on August 1, 2003, Astoria elected to terminate its precedent agreements with the Partnership. The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, also elected to terminate its precedent agreement, and the Partnership is currently remarketing the Brookfield Project capacity. Additionally, the Partnership is exploring other services and products that may also utilize Brookfield Project capacity. As of March 31, 2005, the Partnership had incurred approximately $2.5 million in construction expenditures related to the Brookfield Project, primarily related to the purchase of the Brookfield site.

In anticipation of these developments, on April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005.

On June 27, 2003, the Partnership purchased real property in Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. In accordance with the FERC approval, the site
must be remediated before construction takes place.   On November 3, 2004,
the Connecticut Department of Environmental Protection approved the project's site remediation plan and scope of work schedule. Work began in late November 2004 and is anticipated to be completed in Spring 2005. Site remediation is not expected to have a material adverse impact on the Partnership's operating results or financial condition.

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

On November 9, 2004 TransCanada Corporation and Shell US Gas & Power LLC announced plans to develop an offshore liquefied natural gas, or LNG, regasification terminal, named Broadwater Energy, in the New York State waters of Long Island Sound. The expected in-service date of the facility is late 2010. The Partnership is in discussions with the proponents of this project as to potential interconnection of the LNG terminal with the Partnership's existing facilities. Given the preliminary stage of this matter, the Partnership is unable to assess the possible effects, if any, of the LNG project, if ultimately constructed, on its system.

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                             Three months ended
Revenues and Volumes Delivered                   March 31,
                                                2005    2004
Operating Revenues (dollars in millions)
Long-term firm reserved service                $ 37.0  $ 34.1
Short-term firm/interruptible/other <F1>          3.3     5.2
Total revenues                                 $ 40.3  $ 39.3

Volumes Transported (millions of dekatherms)
Long-term firm reserved service                  77.3    77.0
Short-term firm/interruptible/other <F1>         12.8    16.8
Total volumes transported                        90.1    93.8

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

Three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004.

Revenues. Total revenues increased $1.0 million, or 2.6%, to $40.3 million for the three-month period ended March 31, 2005 from $39.3 million for the three-month period ended March 31, 2004.

Long-term firm reserved service revenues increased $2.9 million, or 8.5%, to $37.0 million for the three months ended March 31, 2005 from $34.1 million for the same period in 2004. This increase was primarily due to additional revenues from the Eastchester Extension of approximately $3.8 million due to its February 5, 2004 in-service date and approximately $1.7 million of revenues attributable to the commencement of new long-term firm contracts in the third quarter of 2004. These increases were partially offset by decreased long-term firm reserved service revenues of $2.5 million primarily due to a rate decrease of approximately $0.04 per dekatherm over the first quarter of 2004.

Short-term firm/interruptible/other revenues decreased $1.9 million, or 36.5%, to $3.3 million for the three-month period ended March 31, 2005 from $5.2 million for the same period in 2004, primarily due to lower volumes associated with decreased market demand for natural gas during the three-month period ended March 31, 2005 as compared to the same period in 2004.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 8.1%, to $8.0 million for the three-month period ended March
31, 2005 from $7.4 million for the same period in 2004, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Taxes other than income taxes. Taxes other than income taxes encompass property and school taxes paid to various state jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. Taxes other than income taxes increased $1.2 million, or 36.4%, to $4.5 million for the three-month period ended March 31, 2005 from $3.3 million for the three-month period ended March 31, 2004 primarily due to assessments on facilities related to the Eastchester Extension.

Other Income/(Expenses). Other income/(expenses) include certain investment income and the net of income and expense adjustments not recognized elsewhere. Other income/(expenses) decreased $1.1 million, for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 primarily due to a decrease in the allowance for equity funds used during construction, or equity AFUDC. The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $1.1 million, or 15.1%, to $8.4 million for the three-month period ended March 31, 2005 from $7.3 million for the three-month period ended March 31, 2004 primarily due to a decrease in interest capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Provision for Taxes. Provision for taxes decreased $1.1 million, or 16.2%, to $5.7 million for the three-month period ended March 13, 2005 from $6.8 million for the same period in 2004, primarily due to a decrease in taxable income.

Liquidity and Capital Resources

For the first three months of 2005, the Partnership's source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects. The Partnership expects to fund its 2005 ongoing operations through internal sources.

Net cash provided by operating activities decreased to $24.4 million in the first three months of 2005 compared to $29.0 million in the first three months of 2004, primarily due to a decrease in net income and an increase in accounts receivable associated with insurance recoveries related to Eastchester. Net cash used for financing activities was $5.6 million for the first three months of 2005 and 2004, consisting of the repayment of long-term debt.

The Partnership has a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of March 31, 2005 and December 31, 2004, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first three months of 2005 were $19.5 million, compared to $23.9 million in the first three months of 2004. Expenditures in the first three months of 2005 primarily represent the settlement of outstanding claims with Eastchester contractors, partially offset by insurance recoveries associated with the Eastchester project, while 2004 expenditures were primarily related to Eastchester construction.

Total capital expenditures for 2005 are estimated to be approximately $25.1 million, including the Eastchester expenditures referenced previously and approximately $2.5 million for installation of a vent valve on Long Island. The remaining capital expenditures planned for 2005 are primarily for various general plant purchases. The Partnership expects to fund its 2005 capital expenditures through internal sources.

The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. There were no cash distributions to partners during the first three months of 2005 or during the same period in 2004.

Off-Balance Sheet Transactions

At March 31, 2005, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of March 31, 2005, the Partnership had $82.2 million of variable-rate debt outstanding, of which approximately $23.6 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.6 million.

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


                        PART II. OTHER INFORMATION

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY


ITEM 1. Legal Proceedings

A description of the Partnership's legal proceedings is contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. Those descriptions remain accurate except as updated below.

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

A mediation was conducted in February 2005, at the conclusion of which all parties agreed to terms for a global settlement of the litigation. Neither the Partnership nor IPOC was required to contribute to the settlement. A formal settlement agreement was executed on April 11, 2005 and both were given full releases from all parties.

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

On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership expects to receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. Based on US Gen NE's disclosure statement filed with the Bankruptcy Court, US GEN NE estimates to pay 100% of each unsecured claim. On April 5, 2005, the settlement was approved by the Bankruptcy Court. On May 12, 2005, the Bankruptcy Court approved US Gen NE's Plan of Liquidation. A distribution is anticipated in June 2005. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

Enron Corp. and Affiliated Entities Bankruptcy Filing

Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1.6 million for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1.8 million in unsecured claims, subject to the approval of the Bankruptcy Court. Based on Enron's disclosure statement, Enron estimates to pay 20% of each unsecured claim. The Partnership expects to record any funds received as part of this bankruptcy proceeding as "Other Income."

No liabilities have been recorded by the Partnership in conjunction with any of the preceding legal matters.




ITEMS 2-4 are not applicable.


ITEM 5. Other Information

None.


ITEM 6. EXHIBITS

(a) Exhibits:

Index to Exhibits

Exhibit
Number
31.1 Certification of the Chief Executive Officer to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date: May 23, 2005          By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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