Form 10-Q/A
period 2004-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-06-22
CIK 1118488

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A




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

                              EXPLANATORY PARAGRAPH

Iroquois or "the Partnership" is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to restate the Partnership's consolidated financial statements for the three months ended March 31, 2004 and 2003. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

Based on the Public Company Accounting Oversight Board's definition of "material weakness," restatement of financial statements included in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the error described above has led management to conclude that a material weakness existed in the Partnership's internal control over financial reporting as of March 31, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-Q/A, Items 1, 2 and 4 of Part I, are being amended.

No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events; however, this Form 10-Q/A includes as exhibits 31.1, 31.2 and 32 new certifications by the Partnership's principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

     Part I - Item 1 - Financial Statements

     Part I - Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

     Part I - Item 4 - Controls and Procedures

              IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                                TABLE OF CONTENTS




                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2004 and 2003            1
       Consolidated Balance Sheets - March 31, 2004
          and December 31, 2003                                 2
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2004 and 2003            3
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2004            4
       Notes to Consolidated Financial Statements               5

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     11

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       14

   ITEM 4.  Controls and Procedures                            14


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  15
   ITEM 6.  Exhibits and Reports on Form 8-K                   15
   Signatures                                                  17

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

              IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                          2004       2003
                                                        RESTATED   RESTATED

OPERATING ACTIVITIES:
 Net Income                                             $  9,836   $ 10,589
 Adjusted for the following:
   Depreciation and amortization                           7,383      6,014
   Allowance for equity funds used during construction    (1,123)    (1,415)
   Deferred regulatory asset-income tax related             (675)      (781)
   Amounts equivalent to deferred income taxes               675        781
   Income and other taxes payable by partners              6,835      7,002
   Other assets and deferred charges                         684        620
   Other non-current liabilities                             (11)       (46)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                   (299)      (653)
      Other current assets                                (1,049)     1,240
      Accounts payable                                      (394)        46
      Accrued interest                                     6,903      7,061
      Other current liabilities                              232     (4,752)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 28,997     25,706

INVESTING ACTIVITIES:
  Capital expenditures                                   (23,933)   (55,133)
     NET CASH USED FOR INVESTING ACTIVITIES              (23,933)   (55,133)

FINANCING ACTIVITIES:
  Long-term debt borrowings                                   --     32,000
  Repayments of long-term debt                            (5,556)    (5,556)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                              (5,556)    26,444

NET DECREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                        (492)    (2,983)

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344     21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 35,852   $ 18,637

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $  1,034   $    778

Accounts payable accruals for capital
  expenditures                                          $  8,930   $  6,819


       The accompanying notes are an integral part of these consolidated financial statements.

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

2004 Restatement

The consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been restated. The Partnership previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the three months ended March 31, 2004:


(in thousands)
                                              As
                                          Originally                  As
                                           Reported    Adjustment   Restated

Changes in working capital -
  accounts payable                         $(12,062)    $ 11,668    $   (394)

Net cash provided by operating
  activities                               $ 17,329     $ 11,668    $ 28,997

Cash flows from investing activities -
  capital expenditures                     $(12,265)    $(11,668)   $(23,933)

Net cash used in investing activities      $(12,265)    $(11,668)   $(23,933)

Accounts payable accruals for capital
  expenditures                             $     --     $  8,930    $  8,930


The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the three months ended March 31, 2003:


(in thousands)
                                              As
                                          Originally                  As
                                           Reported    Adjustment   Restated

Changes in working capital -
  accounts payable                         $  (9,077)   $   9,123   $     46

Net cash provided by operating
  activities                               $  16,583    $   9,123   $ 25,706

Cash flows from investing activities -
  capital expenditures                     $ (46,010)   $  (9,123)  $(55,133)

Net cash used in investing activities      $ (46,010)   $  (9,123)  $(55,133)

Accounts payable accruals for capital
  expenditures                             $     --     $   6,819   $  6,819



2. Comprehensive income consisted of the following:


(in thousands)                                     Three months ended
                                                        March 31,
                                                      2004      2003

Net income                                          $9,836    $10,589
Other comprehensive income
   Unrealized (loss)/gain on interest rate
        hedge, net of tax                              (48)       124

Comprehensive income                               $ 9,788    $10,713



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

Results of Operations

The components of Operating Revenues and Volumes Transported are provided in the following table:


                                                  Three months ended
Revenues and Volumes Delivered                         March 31,
                                                     2004    2003

Revenues (dollars in millions)
Long-term firm reserved service                     $ 34.1  $ 30.9
Short-term firm/interruptible/other (1)                5.2     6.7
Total revenues                                      $ 39.3  $ 37.6

Volumes delivered (million dekatherms)
Long-term firm reserved service                       77.0    72.4
Short-term firm/interruptible/other (1)               16.8    21.7
Total volumes delivered                               93.8    94.1

----------

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

Liquidity and Capital Resources

See Note 1 to the Consolidated Financial Statements for an explanation of the restatement of the Consolidated Statements of Cash Flows.

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

Net cash provided by operating activities increased to $29.0 million in the first quarter of 2004 compared to $25.7 million in the first quarter of 2003, primarily due to an increase in net income adjusted for depreciation and amortization and an increase in working capital. Net cash used for related to financing activities was $5.6 million for the first three months of 2004, as compared to net cash provided by financing activities of $26.4 million during the same period in 2003, due to bank borrowings, in 2003, under the Partnership's amended credit agreement.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of March 31, 2004 and December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first quarter of 2004 were $23.9 million, compared to $55.1 million in the first quarter of 2003, reflecting primarily the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Total capital expenditures for 2004 are estimated to be approximately $42.5 million, including approximately $39.3 million for the completion of the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases.

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



                  PART I. FINANCIAL INFORMATION - (Continued)

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


                   PART I. FINANCIAL INFORMATION - (Concluded)

                         ITEM 4. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

The consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been restated; see Note 1 to the unaudited consolidated financial statements included within Part I, Item 1 of this report. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

Disclosure Controls and Procedures

Iroquois maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Partnership's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures", in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Iroquois' disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Iroquois' disclosure controls and procedures were not effective as of March 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2004, Iroquois did not maintain effective controls over the preparation and review of Iroquois' consolidated statement of cash flows. Specifically, Iroquois did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, Iroquois' internal control over financial reporting.

In an effort to remediate the material weakness in Iroquois' internal control over financial reporting described above management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date: June 22, 2005           By:  Iroquois Pipeline Operating Company,
                                   as its Agent

                                   /S/ E.J. Holm
                                    -----------------
                                   E.J. Holm
                                   President


                                   /S/ Paul Bailey
                                    -----------------
                                   Paul Bailey
                                   Vice President & Chief Financial Officer