Form 10-Q/A
period 2004-06-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-06-22
CIK 1118488

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

                              EXPLANATORY PARAGRAPH

Iroquois or "the Partnership" is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to restate the Partnership's consolidated financial statements for the six months ended June 30, 2004 and 2003. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

Based on the Public Company Accounting Oversight Board's definition of "material weakness," restatement of financial statements included in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the error described above has led management to conclude that a material weakness existed in the Partnership's internal control over financial reporting as of June 30, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-Q/A, Items 1, 2 and 4 of Part I, are being amended.

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

     Part I - Item 1 - Financial Statements

     Part I - Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.

     Part I - Item 4 - Controls and Procedures

              IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended June 30, 2004 and 2003 and
          Six Months Ended June 30, 2004 and 2003               1
       Consolidated Balance Sheets - June 30, 2004
          and December 31, 2003                                 2
       Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2004 and 2003               3
       Consolidated Statement of Changes in Partners'
          Equity - Six Months Ended June 30, 2004               4
       Notes to Consolidated Financial Statements               6

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     13

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       17

   ITEM 4.  Controls and Procedures                            18


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  18
   ITEM 6.  Exhibits and Reports on Form 8-K                   23
   Signatures                                                  24

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

              IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                          2004      2003
                                                        RESTATED   RESTATED

OPERATING ACTIVITIES:
 Net Income                                             $ 15,759   $ 17,482
 Adjusted for the following:
   Depreciation and amortization                          15,481     12,021
   Allowance for equity funds used during construction    (1,123)    (3,460)
   Deferred regulatory asset-income tax related             (758)    (1,788)
   Amounts equivalent to deferred income taxes               758      1,788
   Income and other taxes payable by partners             10,821     11,555
   Other assets and deferred charges                       1,213      1,091
   Other non-current liabilities                             104       (142)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,206      1,613
      Other current assets                                   583      1,159
      Accounts payable                                      (466)      (423)
      Accrued interest                                       (13)    (2,033)
      Other current liabilities                           (1,739)    (1,379)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 41,826     37,484

INVESTING ACTIVITIES:
  Capital expenditures                                   (31,447)   (89,961)
     NET CASH USED IN INVESTING ACTIVITIES               (31,447)   (89,961)

FINANCING ACTIVITIES:
  Long-term debt borrowings                                   --     65,000
  Repayments of long-term debt                           (11,111)   (11,111)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                             (11,111)    53,889

NET (DECREASE)/INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                        (732)     1,412

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344     21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 35,612   $ 23,032

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 15,862   $ 17,750

Accounts payable accruals for capital
   expenditures                                         $  7,652   $  9,530


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

2004 Restatement

The consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been restated. The Partnership previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the six months ended June 30, 2004:

(in thousands)
                                               As
                                           Originally                 As
                                            Reported   Adjustment   Restated

Changes in working capital -
  accounts payable                         $(13,411)    $ 12,945    $   (466)

Net cash provided by operating
  activities                               $ 28,881     $ 12,945    $ 41,826

Cash flows from investing activities -
  capital expenditures                     $(18,502)    $(12,945)   $(31,447)

Net cash used in investing activities      $(18,502)    $(12,965)   $(31,447)

Accounts payable accruals for capital
  expenditures                             $     --     $  7,652    $  7,652


The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the six months ended June 30, 2003:

(in thousands)
                                               As
                                           Originally                 As
                                            Reported   Adjustment   Restated

Changes in working capital -
  accounts payable                         $  (6,834)   $   6,411   $   (423)

Net cash provided by operating
  activities                               $  31,073    $   6,411   $ 37,484

Cash flows from investing activities -
  capital expenditures                     $ (83,550)   $  (6,411)  $(89,961)

Net cash used in investing activities      $ (83,550)   $  (6,411)  $(89,961)

Accounts payable accruals for capital
  expenditures                             $     --     $   9,530   $  9,530


2. Comprehensive income consisted of the following:


(in thousands)                         Three months ended    Six months ended
                                           June 30,              June 30,
                                         2004    2003         2004     2003

Net income                              $5,923  $6,893       $15,759  $17,482
Other comprehensive income/(loss)
   Unrealized income/(loss)on interest
   rate hedge, net of tax                  668     (75)          620       50

Comprehensive income                    $6,591  $6,818       $16,379  $17,532


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

Results of Operations

The components of Operating Revenues and Volumes Transported are provided in the following table:


                                      Three months ended     Six months ended
Revenues and Volumes Delivered              June 30,              June 30,
                                          2004    2003          2004    2003

Revenues (dollars in millions)
Long-term firm reserved service          $ 33.1  $ 28.1        $ 66.9  $ 59.0
Short-term firm/interruptible/other (1)     3.2     2.8           8.7     9.5
Total revenues                           $ 36.3  $ 30.9        $ 75.6  $ 68.5

Volumes delivered (million dekatherms)
Long-term firm reserved service            70.0    69.0         147.0   141.3
Short-term firm/interruptible/other (1)    17.4     9.9          34.2    31.6
Total volumes delivered                    87.4    78.9         181.2   172.9


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

Net cash provided by operating activities increased to $41.8 million in the first half of 2004 compared to $37.5 million in the first half of 2003, primarily due to an increase in net income as adjusted for depreciation and amortization and an increase in working capital. Net cash used for financing activities was $11.1 million for the first six months of 2004, as compared to net cash provided by financing activities of $53.9 million during the same period in 2003, primarily due to bank borrowings, in 2003, under the Partnership's amended credit agreement.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of June 30, 2004 and December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first six months of 2004 were $31.4 million, compared to $90.0 million in the first six months of 2003, reflecting primarily the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Total capital expenditures for 2004 are estimated to be approximately $49 million, including approximately $45 million related to the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases.

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

                   PART I. FINANCIAL INFORMATION - (Concluded)

                         ITEM 4. CONTROLS AND PROCEDURES


Restatement of Previously Issued Financial Statements

The consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been restated; see Note 1 to the unaudited consolidated financial statements included within Part I, Item 1 of this report. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

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

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Iroquois' disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Iroquois' disclosure controls and procedures were not effective as of June 30, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2004, Iroquois did not maintain effective controls over the preparation and review of Iroquois' consolidated statement of cash flows. Specifically, Iroquois did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations.

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