Form 10-Q/A
period 2004-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-06-22
CIK 1118488

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

                              EXPLANATORY PARAGRAPH

Iroquois or "the Partnership" is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to restate the Partnership's consolidated financial statements for the nine months ended September 30, 2004 and 2003. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

Based on the Public Company Accounting Oversight Board's definition of "material weakness," restatement of financial statements included in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the error described above has led management to conclude that a material weakness existed in the Partnership's internal control over financial reporting as of September 30, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-Q/A, Items 1, 2 and 4 of Part I, are being amended.

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

     Part I - Item 1 - Financial Statements

     Part I - Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

     Part I - Item 4 - Controls and Procedures

              IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                             Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2004 and 2003 and
          Nine Months Ended September 30, 2004 and 2003         1
       Consolidated Balance Sheets - September 30, 2004
          and December 31, 2003                                 2
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2004 and 2003         3
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2004         4
       Notes to Consolidated Financial Statements               5

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     15

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       20

   ITEM 4.  Controls and Procedures                            21


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                  21
   ITEM 6.  Exhibits and Reports on Form 8-K                   27
   Signatures                                                  28

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

              IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           2004       2003
                                                         RESTATED   RESTATED


OPERATING ACTIVITIES:
 Net Income                                             $ 20,990   $ 23,918
 Adjusted for the following:
   Depreciation and amortization                          23,548     18,045
   Allowance for equity funds used during construction    (1,123)    (5,926)
   Deferred regulatory asset-income tax related             (791)    (3,701)
   Amounts equivalent to deferred income taxes               791      3,701
   Income and other taxes payable by partners             13,935     15,619
   Other assets and deferred charges                       1,027        964
   Other non-current liabilities                              62       (324)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,121      1,222
      Other current assets                                (6,132)    (2,653)
      Accounts payable                                       (46)      (446)
      Accrued interest                                     6,935      4,718
      Other current liabilities                           (1,429)       226

NET CASH PROVIDED BY OPERATING ACTIVITIES                 58,888     55,363

INVESTING ACTIVITIES:
  Capital expenditures                                   (35,612)  (125,162)
     NET CASH USED IN INVESTING ACTIVITIES               (35,612)  (125,162)

FINANCING ACTIVITIES:
  Partner contributions                                       --     10,000
  Long-term debt borrowings                                   --     85,000
  Repayments of long-term debt                           (16,667)   (16,667)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                             (16,667)    78,333

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       6,609      8,534

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344     21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 42,953   $ 30,154

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 16,890   $ 19,055

Accounts payable accruals for capital expenditures      $  7,594   $  9,102


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

2004 Restatement

The consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been restated. The Partnership previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the nine months ended September 30, 2004:


(in thousands)
                                              As
                                          Originally                 As
                                           Reported    Adjustment   Restated

Changes in working capital -
  accounts payable                         $(13,049)    $ 13,003    $    (46)

Net cash provided by operating
  activities                               $ 45,885     $ 13,003    $ 58,888

Cash flows from investing activities -
  capital expenditures                     $(22,609)    $(13,003)   $(35,612)

Net cash used in investing activities      $(22,609)    $(13,003)   $(35,612)

Accounts payable accruals for
  capital expenditures                     $     --     $  7,594    $  7,594

The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the nine months ended September 30, 2003:


(in thousands)
                                              As
                                          Originally                 As
                                           Reported    Adjustment   Restated

Changes in working capital -
  accounts payable                        $  (7,285)   $   6,839   $   (446)

Net cash provided by operating
  activities                              $  48,524    $   6,839   $ 55,363

Cash flows from investing activities -
  capital expenditures                    $(118,323)   $  (6,839)  $(125,162)

Net cash used in investing activities     $(118,323)   $  (6,839)  $(125,162)

Accounts payable accruals for
  capital expenditures                     $     --     $  9,102    $  9,102


2. Comprehensive income consisted of the following:


(in thousands)                       Three months ended     Nine months ended
                                        September 30,          September 30,
                                         2004    2003         2004     2003

Net income                              $5,232  $6,436       $20,990  $23,918
Other comprehensive income
   Unrealized income on interest
   rate hedge, net of tax                   21     418           641      467

Comprehensive income                    $5,253  $6,854       $21,632  $24,385

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

Tom Allen Construction Partnership

On June 14, 2004, Tom Allen Construction Partnership ("Tom Allen"), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and Iroquois. Iroquois served an answer to the complaint and various discovery demands on July 30, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Tom Allen's claims.

Weeks Marine, Inc.

On July 21, 2004 Weeks Marine Inc. ("Weeks"), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and Iroquois. Iroquois filed an answer to the complaint on August 16, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Week's claims.

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

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, Iroquois performed certain post construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, Iroquois had constructed a "structure" over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the "structure" may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. Iroquois has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and has notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

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

Results of Operations

The components of Operating Revenues and Volumes Transported are provided in the following table:


                                      Three months ended      Nine months ended
Revenues and Volumes Delivered            September 30,         September 30,
                                          2004    2003          2004    2003

Revenues (dollars in millions)
Long-term firm reserved service          $ 32.6  $ 27.2        $ 99.5  $ 86.3
Short-term firm/interruptible/other (1)     3.5     2.4          12.2    11.9
Total revenues                           $ 36.1  $ 29.6        $111.7  $ 98.2

Volumes delivered (million dekatherms)
Long-term firm reserved service            70.4    71.5         217.4   212.8
Short-term firm/interruptible/other (1)    19.8     9.9          54.0    41.5
Total volumes delivered                    90.2    81.4         271.4   254.3

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

Net cash provided by operating activities increased to $58.9 million in the first nine months of 2004 compared to $55.4 million in the first nine months of 2003, primarily due to an increase in depreciation expense and a decrease in equity AFUDC, due to the Eastchester Extension Project, partially offset by a decrease in pre tax net income. Net cash used for financing activities was $16.7 million for the first nine months of 2004, consisting of the repayment of long-term debt. Net cash provided by financing activities was $78.3 million during the same period in 2003, primarily due to bank borrowings under the Partnership's amended credit agreement.

The Partnership has a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of September 30, 2004 and December 31, 2003, the outstanding principal balance on the revolving credit facility was $10.0 million.

Capital expenditures in the first nine months of 2004 were $35.6 million, compared to $125.2 million in the first nine months of 2003, reflecting primarily the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Total capital expenditures for 2004 are estimated to be approximately $49 million, including approximately $44 million related to the Eastchester Extension. The remaining capital expenditures planned for 2004 are primarily for various general plant purchases.

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

                   PART I. FINANCIAL INFORMATION - (Concluded)

                         ITEM 4. CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

The consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been restated; see Note 1 to the unaudited consolidated financial statements included within Part I, Item 1 of this report. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

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

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of Iroquois' disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that Iroquois' disclosure controls and procedures were not effective as of September 30, 2004.

A material weakness is a control deficienty,or combination of control deficiencies, that results in more than a remote likelihood that a materal misstatemetn of the annual or interim financial statements will not be prevented or detected. As of September 30, 2004, Iroquois did not maintain effective controls over the preparation and review of Iroquois' consolidated statement of cash flows. Specifically, Iroquois did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations.


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

Tom Allen Construction Company

On June 14, 2004, Tom Allen Construction Company ("Tom Allen"), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Tom Allen was responsible for performing the directional drills at Northport and Hunts Point. Tom Allen is claiming that it has not been paid for work associated with a failed directional drill at Hunt's Point and is seeking $5.6 million in damages from Horizon and Iroquois. Iroquois served an answer to the complaint and various discovery demands on July 30, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Tom Allen's claims.

Weeks Marine, Inc.

On July 21, 2004 Weeks Marine Inc. ("Weeks"), one of Horizon's subcontractors for the Eastchester project, filed a complaint against Horizon and Iroquois in the Supreme Court of the State of New York, New York County. Weeks was responsible for certain marine construction operations including dredging, rock placement, fabric placement and associated activities along the Eastchester project. Weeks is claiming that it has not been paid for work associated with the marine portion of the Eastchester project and is seeking $18.5 million in damages from Horizon and Iroquois. Iroquois filed an answer to the complaint on August 16, 2004. Given the preliminary stage of this matter, the Partnership is unable at this time to assess the likelihood of a favorable or unfavorable outcome and/or the amount or range of recovery or loss, if any, resulting from Week's claims.

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

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, Iroquois performed certain post construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, Iroquois had constructed a "structure" over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the "structure" may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. Iroquois has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and has notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, Iroquois is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

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

ITEM 6. EXHIBITS

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