Form 10-K/A
period 2004-12-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-06-22
CIK 1118488

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

           -----------------------------------------------------------

                                   FORM 10-K/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   For the fiscal year ended December 31, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


             For the transition period from         to         .

          -----------------------------------------------------------

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

           -----------------------------------------------------------

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

                                Yes [ ] No [ X ]

================================================================================

                                EXPLANATORY NOTE

     Iroquois or "the Partnership" is filing this amendment to its Annual Report on Form 10-K to restate the Partnership's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004. Iroquois previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income. Iroquois is also filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 of 2004 to correct this error.

     Based on the Public Company Accounting Oversight Board's definition of "material weakness," restatement of financial statements included in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the error described above has led management to conclude that a material weakness existed in the Partnership's internal control over financial reporting as of December 31, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-K, Items 6, 7, 8 and 9A of Part II, are being amended.

     No attempt has been made in this Form 10-K/A to update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the 2004 Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2 and 32 new certifications by the Partnership's principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-K for the year ended December 31, 2004, including any amendments to those filings.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.


          Form 10-K Annual Report, for the year ended December 31, 2004

                                Table of Contents
                                                                            Page

Special Note Regarding Forward-Looking Statements..............................1

                                     PART I.

ITEM 1.   BUSINESS.............................................................2
ITEM 2.   PROPERTIES..........................................................18
ITEM 3.   LEGAL PROCEEDINGS...................................................19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................24


                                    PART II.


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...........................................................25
ITEM 6.   SELECTED FINANCIAL DATA.............................................25
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................27
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........38
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................38
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................38
ITEM 9A.  CONTROLS AND PROCEDURES.............................................38
ITEM 9B.  OTHER INFORMATION...................................................39


                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.................39
ITEM 11.  EXECUTIVE COMPENSATION..............................................42
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................46
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................46


                                    PART IV.


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................47

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


     The partners and their respective interests in the Partnership are as follows:

                                                                      Percentage
                                                                      Ownership
  Utlimate Parent of Partner         Name of Partner                   Interest
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

     Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership had determined that a temporary deferral of the construction of the Brookfield Project was necessary. On April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005. Both original Brookfield Project Shippers, PPL Energy Plus, LLC and Astoria Energy LLC, have terminated their precedent agreements with the Partnership. (See Note 7 to the Consolidated Financial Statements.)

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

     On October 15, 2003, the Partnership filed a proof of claim with the bankruptcy court for $49.8 million, representing the present value of the two rejected contracts. On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a Settlement Agreement to resolve the claim. The settlement is in the process of being approved by both parties. (See Note 7 to the Consolidated Financial Statements.)

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

Lawsuits against the Partnership could adversely affect its operating results

     In the course of expanding its natural gas pipeline and related facilities, the Partnership faces typical construction risks, including, but not limited to, risks relating to the existence of sensitive property owned by third parties and environmental and geological problems. In constructing the Eastchester Extension, the Partnership faced particular risks associated with the construction of a large, mainly underwater, pipeline. For additional information regarding litigation arising from the Eastchester Extension construction, see "Item 3. Legal Proceedings" below. For a description of additional legal proceedings in which the Partnership is currently involved, see Note 7 to the Consolidated Financial Statements.

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

     The Partnership is a party to various other legal matters incidental to its business. However, the Partnership believes that the outcome of these proceedings will not have a material adverse effect on the Partnership's financial condition or results of operations. See Note 7 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Partnership has not submitted any matters to a vote of its security holders.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Partnership does not have any publicly-traded common equity.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's financial statements, including the notes thereto, appearing elsewhere in this annual report. The income statement, balance sheet and cash flow data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the Partnership's financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. See Note 2 to the Consolidated Financial Statements for an explanation of the restatement of the Consolidated Statements of Cash Flows for 2004, 2003 and 2002.

                                                                  Year ended December 31,
                                                 --------------------------------------------------------------
                                                   2004         2003         2002        2001        2000
                                                   ----         ----         ----        ----        ----

                                                                 (In thousands of dollars)

    Income Statement Data:

    Operating revenues...................         $151,996       $132,009    $126,320    $128,270   $127,234

    Operating expenses:

        Operation and maintenance........           27,609         25,400      23,911      22,108     21,119

        Depreciation and amortization....           31,636         24,090      23,684      23,847     23,609

        Taxes other than income taxes....           14,619         12,333      11,206      10,953     11,156
                                                 ---------      ---------   ---------   ---------  ---------

          Total operating expenses.......           73,864         61,823      58,801      56,908     55,884

    Operating income.....................           78,132         70,186      67,519      71,362     71,350

     Other income/(expenses).............           (1,043)         8,169         507       1,829      1,824
                                                 ---------      ---------   ---------   ---------  ---------


        Net interest expense.............           32,351         24,819      25,148      28,067     31,139
                                                 ---------      ---------   ---------   ---------  ---------

    Income before income taxes and cumulative
    effect of change in accounting principle        44,738         53,536      42,878      45,124     42,035

        Provision for income taxes(1)....           18,013         21,435      16,911      18,275     17,083
                                                 ---------      ---------   ---------   ---------  ---------

    Income before cumulative effect
    of change in accounting principle               26,725         32,101      25,967      26,849     24,952
                                                 ---------      ---------   ---------   ---------  ---------

    Cumulative effect of change in accounting
    principle, net of tax                                -          3,715           -           -          -
                                                 ---------      ---------   ---------   ---------  ---------

    Net Income                                    $ 26,725       $ 35,816    $ 25,967    $ 26,849   $ 24,952
                                                 =========      =========   =========   =========  =========


    Cash Flow Data:   (2004, 2003, 2002 Restated)

    Net cash from operating activities.......      $71,452        $70,390     $59,398    $ 77,265   $ 57,181

    Capital expenditures.....................      $34,181       $148,444    $100,049     $36,340     $8,268


    Balance Sheet Data

    (at End of Period):

    Net property, plant and equipment........     $751,202       $759,343    $621,475    $533,219   $520,172

    Total assets.............................     $843,867       $848,705    $689,385    $591,745   $584,368

    Long-term debt, including

        current maturities...................     $457,778       $480,000    $407,222    $366,666   $388,889

    Partners' equity.........................     $343,821       $312,643    $232,073    $190,764   $169,423

-------------------------------------------


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


Selected Quarterly Financial Data
(In thousands of dollars)



                          Operating           Operating            Net
2004                       Revenue              Income            Income
----                      ----------         ----------         ---------
First quarter                $39,320            $22,759           $9,836
Second quarter               $36,288            $18,211           $5,923
Third quarter                $36,072            $16,697           $5,232
Fourth quarter               $40,316            $20,465           $5,734


2003
----
First quarter                $37,615            $22,723          $10,589
Second quarter               $30,913            $15,700           $6,893
Third quarter                $29,628            $14,091           $6,436
Fourth quarter               $33,853            $17,672          $11,898 (a)

--------------------------------------------
     (a) includes the cumulative effect of a change in accounting principle related to municipal property taxes, net of tax, of $3,715.

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

     On January 2, 2004 the Partnership filed a Section 4 rate change proceeding, consistent with the settlement in Docket No. RP03-589, limited to rates for service on the Eastchester Extension Project as certificated by FERC in Docket No. CP00-232. The Eastchester Project was in-service on February 5, 2004. Following additional discussions and negotiations with the parties, the Partnership submitted a comprehensive settlement agreement on August 12, 2004. The settlement agreement provides for recourse rates of $0.66 per dth for the period July 1, 2004 through December 31, 2007 and $0.635 per dth for the period January 1, 2008 through December 31, 2011. In addition, the Partnership will not include in future rates any future legal fees

(incurred after June 30, 2004) incurred in litigation regarding construction incidents associated with the original Eastchester Project. A moratorium on rate changes, as spelled out more fully in the settlement agreement, will also be in effect through December 31, 2011. The settlement agreement was approved by the FERC on October 13, 2004 and became final on November 13, 2004. (See Note 7 of the Consolidated Financial Statements.)

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

Results of Operations

     The components of Operating Revenues and Volumes Transported for the past three years are provided in the following table:


                                                           Year ended
  Revenues and Volumes Transported                        December 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------

  Operating Revenues (dollars in millions)

           Long-term firm reserved service          $136.3    $115.6    $114.8

           Short-term firm (1)                        10.3       8.8       4.1

           Interruptible/other (1)                     5.4       7.6       7.4
                                                       ---       ---       ---

                    Total revenues                  $152.0    $132.0    $126.3

  Volumes Transported (millions of dekatherms)

           Long-term firm reserved service           291.4     289.7     300.7

           Short-term firm (1)                        41.6      23.1      11.4

           Interruptible/other (1)                    27.6      32.4      32.3
                                                      ----      ----      ----

                    Total volumes transported        360.6     345.2     344.4

----------------
(1) Short-term firm represents firm service contracts of less than one year. Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

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

                Remaining
              Term in Years               Quantity in MDth/d
              -------------               ------------------
                 1-5                              234.2
                 6-10                             855.1
                 11-15                            189.5
                                         ---------------------
                 Total                            1,278.8

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

     Long-term firm reserved service revenues increased $20.7 million, or 17.9%, to $136.3million for 2004 from $115.6 million for the prior year. This increase was primarily due to additional revenues from the Eastchester Extension of approximately $24.5 million due to the February 5, 2004 in-service date of the Eastchester Extension. These increases were partially offset by decreased long-term firm reserved service revenues primarily due to a rate decrease effective July 1, 2004 of approximately $0.03/Dth as well as the loss of the firm revenue stream associated with US Gen NE, which filed for bankruptcy in 2003. Portions of the US Gen New England volumes were re-contracted under short-term contracts.

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

     2003 compared to 2002

     Interest expense increased $5.5 million, or 19.7%, to $33.4 million for 2003 from $27.9 million for 2002. The increase in interest expense reflects an increase in the Partnership's average debt balance due to borrowings associated with construction of the Eastchester Extension. A $170.0 million bond offering was completed in August 2002 at which time $144.2 million was used to pay down the Partnership's existing bank facility, which included a $22.2 million prepayment. The Partnership's credit agreement was amended to permit the Partnership to draw on that facility, up to an aggregate of $120.0 million, to match construction expenditures. As of December 31, 2003, this amount had been fully drawn by the Partnership. See Note 4 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

     See Note 2 to the Consolidated Financial Statements for an explanation of the restatement of the Consolidated Statements of Cash Flows for 2004, 2003 and 2002.

     The Partnership's primary source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects.

     Net cash provided by operating activities increased by $1.1 million to $71.5 million in 2004 from $70.4 million in 2003 and increased by $11.0 million to $70.4 million in 2003 from $59.4 million in 2002. The increase in net cash provided by operating activities from 2003 to 2004 was primarily attributable to an increase in depreciation expense, due to the Eastchester Extension Project, partially offset by a decrease in pretax net income and the effect of changes in working capital due to Eastchester. The increase from 2002 to 2003 was primarily due to the effects of an increase in debt issuance costs, in 2002, which are included in other assets and deferred charges, associated with the financing completed on August 14, 2002 related to Eastchester. Additionally the net income increase from 2002 to 2003 also contributed to the increase in net cash provided by operating activities.

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

     Capital expenditures for 2004 were $34.2 million, compared to $148.4 million in 2003, reflecting primarily the completion of construction activity related to the Eastchester Extension during 2004. In addition, there were expenditures associated with general plant purchases and other miscellaneous projects during 2004. Capital expenditures in 2003 consisted of expenditures relating to the Eastchester Extension, expenditures associated with a compressor station site, general plant purchases and other miscellaneous projects. In 2002, capital expenditures of $100.0 million were primarily related to the Eastchester Extension, as well as a meter station and interconnect, a compressor station, general plant purchases and other minor projects.

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

                             Payments Due by Period

                                   Less than                                    More than
                      Total         1 Year      1 to 3 Years   3 to 5 Years      5 Years
                      -----         ------      ------------   ------------      -------
Long-Term Debt         $457,778        $32,222        $44,444        $49,960        $331,152

Interest Payments
on Debt                 201,777         31,087         58,542         54,601          57,547

Transportation by
Others (1)               24,768          3,372          6,744          6,744           7,908

Operating Leases         10,183            912          1,597          1,567           6,107

Pension
Contributions
(2)                         836            836             __             __              __
                       --------       --------      ---------      ---------        --------

Total Contractual
Obligations            $695,342        $68,429       $111,327       $112,872        $402,714
                       ========       ========      =========      =========        ========

---------------------------------------
     (1) Rates are based on known 2005 levels. Beyond 2005, demand rates are subject to change.
     (2) Amounts are known only for 2005. No amounts have been assumed for years after that.

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

     The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. See Note 4 to the Consolidated Financial Statements included elsewhere in this annual report. As of December 31, 2004, the Partnership had $87.8 million of variable-rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would impact pre-tax earnings by less than $0.6 million.

     The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages F-3 through F-29 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     During the fourth quarter of 2004, Iroquois' management, including the principal executive officer and principal financial officer, evaluated Iroquois' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act). These disclosure controls and procedures have been designed to ensure that (a) information required to be disclosed in Iroquois' reports under the Exchange Act, is made known to Iroquois' management, including these officers, by other employees of Iroquois, as appropriate, to allow timely decisions regarding required disclosures and (b) this information is recorded, processed, summarized, evaluated and reported within the time periods specified in the SEC's rules and forms.

     In connection with the restatement described in Note 2 to Iroquois' consolidated financial statements, Iroquois' management determined that there was a material weakness in Iroquois' internal control over financial reporting as of December 31, 2004. Based on this evaluation the principal executive officer and principal financial officer have concluded that Iroquois' disclosure controls and procedures were not effective as of December 31, 2004.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, Iroquois did not maintain effective controls over the preparation and review of Iroquois' consolidated statement of cash flows. Specifically, Iroquois did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations.

Changes in Internal Control Over Financial Reporting

  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, Iroquois did not maintain effective controls over the preparation and review of Iroquois' consolidated statement of cash flows. Specifically, Iroquois did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations.

     There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Iroquois' internal control over financial reporting.

     In an effort to remediate the material weakness in Iroquois' internal control over financial reporting described above, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the statement of cash flows in accordance with SFAS 95. Accordingly, management believes this process will remediate the material weakness discussed above.

ITEM 9B. OTHER INFORMATION

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Executive Officers

     The following table sets forth the names, ages and positions of the executive officers of IPOC.


Name                                  Age           Position
----                                  ---           ---------
E.J. "Jay" Holm                       60            President

Paul Bailey                           58            Vice President and Chief Financial Officer

Jeffrey A. Bruner                     46            Vice President, General Counsel and Secretary

Scott E. Rupff                        40            Vice President, Marketing and Commercial Operations


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

     Thomas Hoatson is a Vice President for J. Aron & Co., a wholly-owned subsidiary of the Goldman Sachs Group. Mr. Hoatson replaced Mr. Roger Aikens of National & Energy Gas Transmission, Inc., or NEGT, as of February 1, 2005 as a result of NEGT selling its interests in JMC-Iroquois, Inc. and Iroquois Pipeline Investment, LLC to a subsidiary of Cogentrix Energy Inc. (itself a wholly-owned subsidiary of the Goldman Sachs Group). Mr. Hoatson has over 25 years experience in the power industry including development, operations, and management.

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


                                          SUMMARY COMPENSATION TABLE


                                                    Annual Compensation
                                 ----------------------------------------------------------
                                                                            Other Annual       All Other
  Name and                                                                  Compensation      Compensation
  Principal Position              Year     Salary ($) (1)     Bonus ($)        ($) (4)          ($) (5)
  ------------------              ----     --------------     ---------        -------          -------
  Edward J. Holm                  2004          294,439.25     114,848.97        ---              $13,000.00
    President(2)

                                  2003          214,748.79      98,658.00      $153,009.10               ---


  Paul Bailey                     2004          204,132.70      51,586.57        ---              124,608.47
    Vice President and Chief
    Financial Officer


                                  2003          197,050.67      43,936.00        ---              113,026.57

                                  2002          193,089.42      57,000.00        ---              106,122.20


  Jeffrey A. Bruner               2004          174,042.32      54,888.54        ---               80,186.58
    Vice President, General
    Counsel and Secretary

                                  2003          167,335.08      44,172.00        ---               67,886.42

                                  2002          157,103.91      39,100.00        ---               59,409.00


  Scott E. Rupff                  2004          129,571.50      43,329.06      364.71               6,563.07
    Vice President, Marketing
    and Commercial Operations

                                  2003          104,606.84      17,344.00        ---                5,314.92

                                  2002          100,583.34      23,000.00        ---                5,113.68


  Herbert A. Rakebrand III        2004          382,987.71            ---        ---                2,556.76
    Vice President, Marketing
    and Transportation (3)

                                  2003          190,479.02      41,974.00        ---               89,766.90

                                  2002          190,895.76      54,400.00        ---               79,268.01


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partners

     The Partnership is a limited partnership wholly owned by its partners. The following information summarizes the ownership interest of the partners:


                                                                     General       Limited            Total
                                                                     Partner       Partner          Partnership
Ultimate Parent                  Name of Partner                     Interest      Interest           Interest
---------------                  ---------------                     ---------     --------         -----------
  TransCanada PipeLines          TransCanada Iroquois Ltd.           29.0%            --              29.0%
        Limited                  TCPL Northeast Ltd.                 11.96%           --             11.96%


  KeySpan Corporation            NorthEast Transmission Company      18.07%         1.33%             19.4%


                                 Keyspan IGTS Corp.                   1.0%            --              1.0%



                                                                     General       Limited            Total
                                                                     Partner       Partner          Partnership
Ultimate Parent                  Name of Partner                     Interest      Interest           Interest
---------------                  ---------------                     ---------     --------         -----------
  Dominion Resources, Inc.       Dominion Iroquois, Inc.             24.72%           --             24.72%


  Cogentrix Energy, Inc.         JMC-Iroquois, Inc.                  4.57%           .36%             4.93%
                                 Iroquois Pipeline Investment,       0.84%            --              0.84%
                                 LLC


  Energy East Corporation        TEN Transmission Company            4.46%           .41%             4.87%


  New Jersey Resources           NJNR Pipeline Company               3.28%            --              3.28%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees incurred for audit services rendered by PricewaterhouseCoopers LLP in connection with the consolidated financial statements and reports for 2004 and 2003 and for other services rendered during 2004 and 2003 on behalf of the Partnership:


           Fee Category                        2004                2003
           ------------                        ----                ----

           Audit Fees                        $141,500            $141,500

           Audit-Related Fees                  44,500              21,000

           Tax Fees                            39,090              39,500

           All Other Fees                          __                  __
                                         --------------      --------------
           Total Fees:                       $225,090            $202,000


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

Tax Fees

         Tax fees consist of the following:


                                                     2004              2003
                                                     ----              ----

                   Tax Compliance                   $21,300           $19,500

                   Tax Advice                        17,790            20,000
                                               --------------    --------------
                   Total                            $39,090           $39,500
All Other Fees

     All other fees consist of fees for all other services other than those reported above. The Partnership did not incur any of these fees in 2004 or 2003.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)   1.   Financial Statements

               The Index to Financial Statements on Page F-1 is incorporated herein by reference as the list of financial statements required as part of this report.

          2.   Financial Statement Schedules

               None.

          3.   Exhibits




Exhibit
Number                             Description
-------                            -----------

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


                           IROQUOIS GAS TRANSMISSION SYSTEM, L.P., as Registrant

                           By:   Iroquois Pipeline Operating Company, its Agent




Date: June 22, 2005              By:    /s/ Paul Bailey
                                    ---------------------------------------
                                   Name:   Paul Bailey
                                   Title:  Vice President and Chief Financial
                                           Officer



                                 By: /s/ Jay Holm
                                    ---------------------------------------
                                    Name:  E.J. "Jay" Holm
                                   Title:  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 22, 2005.


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



/s/ Thomas Hoatson               Representative on the Management Committee
---------------------------
Thomas Hoatson

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements


     Consolidated Statements of Income for the years ended December 31,
            2004, 2003 and 2002..............................................F-3

     Consolidated Balance Sheets as of December 31, 2004 and 2003............F-4

     Consolidated Statements of Cash Flows for the years ended December 31,
            2004, 2003 and 2002..............................................F-6

     Statements of Changes in Partners' Equity for the years ended
            December 31, 2004, 2003 and 2002 ................................F-7

     Notes to Financial Statements...........................................F-8

             Report of Independent Registered Public Accounting Firm

To the Partners of Iroquois Gas Transmission System, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in partners' equity present fairly, in all material respects, the financial position of Iroquois Gas Transmission System, L.P. and its subsidiary (the "Partnership") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 1, 2005, except for Note 2
"2004 Restatement", as to
which the date is June 21, 2005

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          (thousands of dollars)

FOR YEAR ENDED DECEMBER 31                                         2004              2003            2002

OPERATING REVENUES                                              $151,996            $132,009        $126,320

OPERATING EXPENSES:

  Operation and maintenance                                       27,609              25,400          23,911

  Depreciation and amortization                                   31,636              24,090          23,684

  Taxes other than income taxes                                   14,619              12,333          11,206
                                                            ------------------- --------------- ----------------
  Total Operating Expenses                                        73,864              61,823          58,801
                                                            ------------------- --------------- ----------------


OPERATING INCOME                                                  78,132              70,186          67,519
                                                            ------------------- --------------- ----------------

OTHER INCOME/(EXPENSES):

  Interest income                                                    453                 226             416

  Allowance for equity funds used
    during construction                                            1,123               8,670           2,319

  Other, net                                                      (2,619)               (727)         (2,228)
                                                            ------------------- --------------- ----------------
                                                                  (1,043)              8,169             507
                                                            ------------------- --------------- ----------------



INTEREST EXPENSE:

  Interest expense                                                33,421              33,384          27,892

  Allowance for borrowed funds
    used during construction                                      (1,070)             (8,565)         (2,744)
                                                            ------------------- --------------- ----------------

    Net Interest Expense                                          32,351              24,819          25,148
                                                            ------------------- --------------- ----------------

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


CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE,
NET OF TAX                                                            __               3,715              __
                                                            ------------------- --------------- ----------------

NET INCOME                                                       $26,725             $35,816         $25,967
                                                            ====================================================



                 The accompanying notes are an integral part of
                          these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                                                              (thousands of dollars)

AT DECEMBER 31                                                                    2004                  2003

CURRENT ASSETS:

  Cash and temporary cash investments                                             $36,393               $36,344

  Accounts receivable - trade, net                                                  6,752                 7,080

  Accounts receivable - affiliates                                                  6,584                 5,495

  Prepaid property taxes                                                            5,602                 3,248

  Other current assets                                                              4,914                 3,165
                                                                              -------------          ------------
    Total Current Assets                                                           60,245                55,332
                                                                              -------------          ------------





NATURAL GAS TRANSMISSION PLANT:

  Natural gas plant in service                                                  1,094,821               802,220

  Construction work in progress                                                     6,472               280,528
                                                                              -------------          ------------
                                                                                1,101,293             1,082,748

  Accumulated depreciation and amortization                                      (350,091)             (323,405)
                                                                              -------------          ------------
    Net Natural Gas Transmission Plant                                            751,202               759,343
                                                                              -------------          ------------


OTHER ASSETS AND DEFERRED CHARGES:

  Regulatory assets - income tax related                                           19,449                19,174

  Regulatory assets - other                                                         1,285                 1,473

  Other assets and deferred charges                                                11,686                13,383
                                                                              -------------          ------------


    Total Other Assets and Deferred Charges                                        32,420                34,030
                                                                              -------------          ------------


    TOTAL ASSETS                                                                 $843,867              $848,705
                                                                              =============          ============



   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND PARTNERS' EQUITY                                         (thousands of dollars)

AT DECEMBER 31                                                          2004                     2003

CURRENT LIABILITIES:

  Accounts payable                                                       $9,454                 $21,424

  Accrued interest                                                        4,674                   4,626

  Current portion of long-term debt (Note 4)                             32,222                  32,222

  Customer deposits                                                       3,899                   5,132

  Other current liabilities                                               2,250                   2,293
                                                                      -------------           -------------
   Total Current Liabilities                                             52,499                  65,697
                                                                      -------------           -------------

LONG-TERM DEBT (NOTE 4)                                                 425,556                 447,778
                                                                      -------------           -------------


OTHER NON-CURRENT LIABILITIES:

  Unrealized loss-interest rate hedge                                     1,771                   3,263

  Other non-current liabilities                                           1,486                   1,821
                                                                      -------------           -------------
    Total Other Non-Current Liabilities                                   3,257                   5,084
                                                                      -------------           -------------


AMOUNTS EQUIVALENT TO

 DEFERRED INCOME TAXES:

  Generated by Partnership                                              158,669                 122,220

  Payable by Partners                                                  (139,220)               (103,046)

  Related to Other Comprehensive Income                                    (715)                 (1,671)
                                                                      -------------           -------------
    Total Amounts Equivalent to Deferred

    Income Taxes                                                         18,734                  17,503
                                                                      -------------           -------------
COMMITMENTS AND
CONTINGENCIES (NOTE 7)

   TOTAL LIABILITIES                                                    500,046                 536,062
                                                                      -------------           -------------

PARTNERS' EQUITY                                                        343,821                 312,643
                                                                      -------------           -------------

  TOTAL LIABILITIES AND
  PARTNERS' EQUITY                                                     $843,867                $848,705
                                                                      =============           =============



   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    (thousands of dollars)

FOR THE YEARS ENDED DECEMBER 31                                               2004             2003             2002
                                                                            Restated         Restated          Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                 $26,725          $35,816           $25,967

  Adjusted for the following:

    Depreciation and amortization                                             31,636           24,090            23,684

    Allowance for equity funds used
      during construction                                                     (1,123)          (8,670)           (2,319)

    Deferred regulatory assets-income tax related                               (275)          (5,094)             (782)

    Amounts equivalent to deferred income taxes                                  275            5,094               782

    Income and other taxes payable by Partners                                18,013           23,916            16,911

    Other assets and deferred charges                                          1,680            1,551            (8,446)

    Other non-current liabilities                                                490             (515)              257

    Changes in Working Capital:

        Accounts receivable                                                     (761)            (721)             (107)

        Prepaid property taxes                                                (2,354)          (2,303)              (68)




       Other current assets                                                   (1,749)            (272)             (476)

       Accounts payable                                                          123               65              (336)

       Accrued interest                                                           48           (2,213)            3,930

       Customer deposits                                                      (1,233)           4,773               356

       Other current liabilities                                                 (43)          (5,127)               45
                                                                           ------------    ------------      ------------

NET CASH PROVIDED BY
OPERATING ACTIVITIES:                                                         71,452           70,390            59,398
                                                                           ------------    ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                       (34,181)        (148,444))        (100,049)
                                                                           ------------    ------------      ------------
   NET CASH USED FOR INVESTING ACTIVITIES                                    (34,181)        (148,444)         (100,049)
                                                                           ------------    ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Partner distributions                                                      (15,000)              --                --

  Long-term debt borrowings                                                       --           95,000           205,000

  Repayments of long-term debt                                               (22,222)         (22,222)         (164,444)

  Partner contributions                                                           --           20,000                --
                                                                           ------------    ------------      ------------
    NET CASH PROVIDED BY / (USED FOR)
    FINANCING ACTIVITIES                                                     (37,222)          92,778            40,556
                                                                           ------------    ------------      ------------


NET INCREASE/(DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS                                                      49           14,724               (95)


CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF YEAR                                                       36,344           21,620            21,715
                                                                           ------------    ------------      ------------

CASH AND TEMPORARY CASH
  INVESTMENTS AT END OF YEAR                                                 $36,393          $36,344           $21,620
                                                                           ------------    ------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR INTEREST                                                     $31,744          $33,969           $23,060
                                                                           ------------    ------------      ------------

ACCOUNTS PAYABLE ACCRUALS FOR
   CAPITAL EXPENDITURES                                                      $ 8,504          $20,597           $15,941
                                                                           ============    ============      ============




   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                             (thousands of dollars)

                                                                                                     Accumulated
                                                      Taxes          Equity          Equity             Other           Total
                                          Net        Payable     Distributions    Contributions     Comprehensive     Partners'
                                        Income      by Partners    to Partners     by Partners      Income/(Loss)       Equity
Balance at December 31, 2001             $256,769     $ 166,940     $ (490,544)        $ 259,381         $   (1,782)    $190,764
                                      ===========================================================================================


Net income                                 25,967                                                                         25,967

Taxes payable by partners                                16,911                                                           16,911

Other comprehensive loss,                                                                                    (1,569)     (1,569)
net of tax
Balance at December 31, 2002             $282,736     $ 183,851     $ (490,544)        $ 259,381         $   (3,351)    $232,073
                                      ===========================================================================================


Net income                                 35,816                                                                         35,816

Taxes payable by partners                                23,916                                                           23,916

Equity contributions                                                                      20,000                          20,000

Other comprehensive income,                                                                                     838          838
net of tax
Balance at December 31, 2003             $318,552     $ 207,767     $ (490,544)        $ 279,381         $   (2,513)    $312,643
                                      ===========================================================================================


Net income                                 26,725                                                                         26,725

Taxes payable by partners                                18,013                                                           18,013

Equity distributions                                                   (15,000)                                         (15,000)

Other comprehensive income,                                                                                   1,440        1,440
net of tax

Balance at December 31, 2004             $345,277     $ 225,780     $ (505,544)        $ 279,381         $   (1,073)    $343,821
                                      ===========================================================================================

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


     NOTE 2

     2004 RESTATEMENT

     The consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated. The Partnership previously did not exclude from capital expenditures reported in the consolidated statements of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statements of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

     The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the twelve months ended December 31, 2004:


                                                     (in thousands)
                                              As
                                           Originally                 As
                                            Reported   Adjustment   Restated

Changes in working capital -
  accounts payable                         $(11,970)    $ 12,093    $   123

Net cash provided by operating
  activities                               $ 59,359     $ 12,093    $ 71,452

Cash flows from investing activities -
  capital expenditures                     $(22,088)    $(12,093)   $(34,181)

Net cash used in investing activities      $(22,088)    $(12,093)   $(34,181)

Accounts payable accruals for capital
  expenditures                             $     --     $  8,504    $  8,504



     The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the twelve months ended December 31, 2003:

                                                     (in thousands)
                                              As
                                           Originally                 As
                                            Reported   Adjustment   Restated

Changes in working capital -
  accounts payable                         $   4,721   $  (4,656)    $     265

Net cash provided by operating
  activities                               $  75,046   $  (4,656)    $  70,390

Cash flows from investing activities -
  capital expenditures                     $(153,100)  $   4,656     $(148,444)

Net cash used in investing activities      $(153,100)  $   4,656     $(148,444)

Supplemental Disclosures of Cash Flow
  Information:
Accounts Payable Accrual for
  Capital Expenditures                     $     -     $  20,597     $  20,597

     The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the twelve months ended December 31, 2002:

                                                     (in thousands)
                                              As
                                           Originally                 As
                                            Reported   Adjustment   Restated

Changes in working capital -
  accounts payable                         $   9,048   $  (9,384)    $   (336)

Net cash provided by operating
  activities                               $  68,782   $  (9,384)    $  59,398

Cash flows from investing activities -
  capital expenditures                     $(109,433)  $   9,384     $(100,049)

Net cash used in investing activities      $(109,433)  $   9,384     $(100,049)

Supplemental Disclosures of Cash Flow
  Information:
Accounts Payable Accrual for
  Capital Expenditures                     $     -     $  15,941     $  15,941

     NOTE 3

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

     Other Comprehensive Income

     Comprehensive Income consisted of the following (in thousands of dollars):


        Year end December 31,                                                   2004                   2003
                                                                                ----                   ----
        NET INCOME:                                                           $26,725                  $35,816
                                                                            -----------              -----------
        OTHER COMPREHENSIVE INCOME (LOSS):

        Unrealized loss on interest rate hedge,
        net of tax of (32) and (229), respectively                                (48)                    (345)

        Reclassification to net income,
        net of tax of 629 and 779, respectively                                   944                    1,171
                                                                            -----------              -----------
        Unrealized gain (loss) on interest rate hedge, net of
        reclassification adjustment                                               896                      826
                                                                            -----------              -----------
        Additional minimum liability on pension plan, net of tax
        of 329 and (22), respectively                                             495                      (34)

        Unrealized gain on supplemental pension plan, net of tax
        of 32 and 31, respectively                                                 49                       46
                                                                            -----------              -----------
        Comprehensive Income                                                  $28,165                  $36,654
                                                                            ===========              ===========

     NOTE 4

     LONG TERM DEBT:

     Detailed information on long-term debt is as follows:


                                                                                            December 31,
                                                                                      2004                2003
                                                                                      ----                ----
Senior Notes - 8.68% due 2010                                                      $200,000            $200,000
Senior Notes - 6.10% due 2027                                                       170,000             170,000
Term Loan Facility due 2008(LIBOR)                                                   77,778             100,000
Revolving Credit Facility due 2005 (LIBOR)                                           10,000              10,000
                                                                                 ------------        ------------
                                            Total                                  $457,778            $480,000

Less Current Maturities of Long-Term Debt                                            32,222              32,222

     Long-Term Debt                                                                $425,556            $447,778


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

     NOTE 5

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

     NOTE 6

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

     The fair value of long-term debt is estimated based on currently quoted market prices for similar types of issues. As of December 31, 2004 and December 31, 2003, the carrying amounts and estimated fair values of the Partnership's long-term debt including current maturities were as follows (in thousands of dollars):


                                      Carrying
                 Year                  Amount              Fair Value
                 ----                 --------             ----------

                 2004                  $457,778             $504,334
                 2003                  $480,000             $541,568

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

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries' Bankruptcy Filing
--------------------------------------------------------------------------------

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

     Total income tax expense includes the following components (thousands of dollars):


                                 U.S.
         2004                   Federal                 State                   Total
----------------------------------------------------------------------------------------------
Current                        $(20,126)                $1,965                $(18,161)
Deferred                         34,999                  1,175                  36,174
                         ---------------------- ----------------------- ----------------------
Total                           $14,874                 $3,139                 $18,013
                         ====================== ======================= ======================

                                 U.S.
         2003                   Federal                 State                   Total
----------------------------------------------------------------------------------------------
Current                         $  4,812                 $2,334                $  7,146
Deferred                          12,950                  1,339                  14,289
                         ---------------------- ----------------------- ----------------------
Total                            $17,762                 $3,673                 $21,435
                         ====================== ======================= ======================



                                 U.S.
         2002                   Federal                 State                   Total
----------------------------------------------------------------------------------------------
Current                        $  4,007                 $1,954                $  5,961
Deferred                         10,070                    880                  10,950
                         ---------------------- ----------------------- ----------------------
Total                           $14,077                 $2,834                 $16,911
                         ====================== ======================= ======================



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

     Deferred income taxes included in the income statement relate to the following (thousands of dollars):


                                                          2004                2003                2002
        ----------------------------------------------------------------------------------------------------
        Depreciation                                  $  35,128            $  9,142             $11,121
        Gain/loss on disposal of asset                      445                 (67)                934
        Deferred regulatory asset                           (76)                (75)                (75)
        Property taxes                                      283               2,610                 (80)
        Accrued expenses                                     51                  47                 (51)
        Alternative minimum tax credit                      262               1,025                (585)
        Other                                                81               4,089                (314)
                                                    --------------        ------------        --------------
        Total deferred taxes                            $36,174             $16,771             $10,950
                                                    ==============        ============        ==============




        The components of the net deferred tax liability are as follows (thousands of dollars):

        At December 31,                                                       2004                 2003
        -------------------------------------------------------------------------------------------------------
        DEFERRED TAX ASSETS:
        Alternative minimum tax credit                                        $ 652                $ 914
        Accrued expenses                                                      1,006                1,056
                                                                          ------------        --------------
        Total deferred tax assets                                             1,657                1,970

        DEFERRED TAX LIABILITIES:
        Depreciation and related items                                     (132,219)             (96,671)



        Deferred regulatory asset                                              (505)                (580)
        Property taxes                                                       (3,687)              (3,404)
        Other                                                                (5,028)              (4,947)
                                                                          ------------        --------------
        Total deferred tax liabilities                                     (141,439)            (105,602)
                                                                          ------------        --------------
        Net deferred tax liabilities                                       (139,781)            (103,632)
                                                                          ------------        --------------
        Less deferral of tax rate change                                        561                  586
                                                                          ------------        --------------
        Deferred taxes-operations                                          (139,220)            (103,046)
        Deferred tax related to equity AFUDC                                (18,888)             (18,588)
        Deferred tax related to change in tax rate                             (561)                (586)
                                                                          ------------        --------------
        Total deferred taxes                                              $(158,669)           $(122,220)
                                                                          ------------        --------------
        Deferred tax related to other
        comprehensive income                                              $    (715)           $  (1,671)
                                                                          ============        ==============



         NOTE 9

         RELATED PARTY TRANSACTIONS:

         Operating revenues and amounts due from related parties were primarily for gas transportation services. Amounts due from related parties are shown below net of payables, if any.

         The following table summarizes the Partnership's related party transactions (millions of dollars):


                                                 Payments             Due (to)/from   Revenue
                                                 to Related           Related         from Related
                             2004                Parties              Parties         Parties
        -------------------------------------------------------------------------------------------------
        TransCanada Iroquois Ltd.                         $ 0.1             $(0.1)              $ --
        Dominion Iroquois, Inc.                             --                 0.2                 0.8
        NorthEast Transmission Company                      1.0                3.7                35.2
        JMC-Iroquois, Inc.                                  --                 1.1                14.2
        TEN Transmission Company                            --                 1.0                11.8
        NJNR Pipeline Company                               --                 0.6                 8.2
                                                 --------------------------------------------------------
                          Totals                          $ 1.1              $ 6.5               $70.2
                                                 ==================== =============== ===================



                                                 Payments            Due from         Revenue
                                                 to Related          Related          from Related
        2003                                     Parties             Parties          Parties
        -------------------------------------------------------------------------------------------------
        TransCanada Iroquois Ltd.                         $ 0.1             $  --              $  --
        Dominion Iroquois, Inc.                             --                 0.1                1.2
        NorthEast Transmission Company                      1.0                2.1               24.4



        JMC-Iroquois, Inc.                                  --                 0.8               16.0
        TEN Transmission Company                            --                 1.7               12.0
        NJNR Pipeline Company                               --                 0.8                6.7
                                                          --------------------------------------------------------
                          Totals                          $ 1.1             $  5.5              $60.3


         NOTE 10

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

         The consolidated net cost for the CBRP and the EBP's (collectively the "Plans") included in the consolidated statements of income for the years ending December 31 (which is the measurement date for each year), include the following components (thousands of dollars):


                                                              2004              2003             2002
         -------------------------------------------------------------------------------------------------
         Service cost                                          $839              $811             $687
         Interest cost                                          307               246              194
         Expected return on plan assets                        (353)             (245)            (211)
         Amortization of prior service cost                      12                12               22
         Recognition of net actuarial loss                       59                57               22
                                                             ----------       ----------        ----------
         Net periodic pension cost before FAS 88               $864              $881             $714
                                                             ----------       ----------        ----------
         Recognized FAS 88 settlement/curtailment
         amount                                                $  --             $(87)            $ --
                                                             ==========       ==========        ==========

         The following tables represent the Plans' combined funded status reconciled to amounts included in the consolidated balance sheets as of December 31, 2004 and 2003 (thousands of dollars):



Change in Benefit Obligation                                            2004             2003
                                                                  ----------------- ----------------
Benefit obligation at beginning of year                                $5,110            $3,861
Service cost                                                              839               811
Interest cost                                                             307               246
Actuarial gain                                                            122               346
Curtailments and settlements                                                -              (108)
Benefits paid                                                            (368)              (46)
                                                                  ---------------- -----------------
Benefit obligation at end of year                                      $6,010            $5,110
                                                                  ================ =================



Change in Plan Assets                                                   2004             2003
                                                                  ----------------- ----------------
Fair value of plan assets at beginning of year                         $4,101            $2,483
Actual return on plan assets                                              541               632
Employer contribution                                                   1,441             1,032
Benefits paid                                                            (368)              (46)
                                                                  ---------------- -----------------
Fair value of plan assets at end of year                               $5,715            $4,101
                                                                  ================ =================



Reconciliation of Funded Status                                         2004             2003
                                                                  ----------------- ----------------
Funded status                                                          $ (295)          $(1,009)
Unrecognized net actuarial loss                                           841               966
Unrecognized prior service cost                                            25                37
                                                                  ---------------- -----------------
Prepaid / (Accrued) benefit cost                                         $571               $(6)
                                                                  ================ =================


         Amounts recognized in the consolidated balance sheets at December 31 consist of (thousands of dollars):

                                                                       2004              2003
                                                                  ---------------- -----------------

              Prepaid benefit cost                                     $1,083           $    --
              Accrued benefit cost                                       (686)           (1,005)
              Intangible assets                                             --                --
              Accumulated other comprehensive income                      174               999
                                                                  ---------------- -----------------
              Net amount recognized                                    $  571           $   (6)
                                                                  ================ =================

         Information for pension plans with an accumulated benefit obligation in excess of plan assets (thousands of dollars):


                                                                              2004              2003
                                                                         ----------------------------------

              Projected benefit obligation                                   $6,010           $5,110

              Accumulated benefit obligation                                 $6,010           $5,099

              Fair value of plan assets                                      $5,715           $4,101

         Additional Information (thousands of dollars):

                                                                              2004              2003
                                                                         ----------------------------------
         (Decrease) / Increase in minimum liability included                 $ (825)             $56
         in other comprehensive income




         The following table summarizes the weighted average assumptions used to determine benefit obligations as of December 31 (rates shown are rates at end of measurement period):


                                                                              2004         2003
                                                                         ------------ ------------
              Discount rate                                                   5.75%        6.00%

              Rate of compensation increase                                   4.00%        4.00%



         The following table summarizes the weighted average assumptions used to determine the net periodic benefit cost for years ended December 31 (rates shown are rates at beginning of measurement period):


                                                                              2004              2003         2002
                                                                         ------------------------------------------

              Discount rate                                                    6.00%            6.50%        7.00%

              Expected long-term return on plan assets                         8.00%            8.00%        9.00%

              Rate of compensation increase                                    4.00%            4.00%        4.50%


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

         The following table summarizes the expected future benefit payments over the next five years and aggregate five years thereafter (thousands of dollars):

                                               Benefit
                            Year               payments
                     ----------------------------------------
                            2005                 $271
                            2006                 $488
                            2007                 $343
                            2008                 $602
                            2009                 $723
                          2010-2014             $4,851

         Plan Assets

         The following table sets forth the Partnership's pension plans weighted average asset allocations at December 31, 2004 and December 31, 2003.


              Asset Category                           2004         2003
              ---------------------------------------------------------------

              U.S. Equities                              45%          45%

              International Equities                     10%          11%

              Real Estate                                 5%           5%

              U.S. Fixed Income                          37%          37%

              Other                                       3%           2%

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


              Asset Category                           2004         2003
              ---------------------------------------------------------------

              U.S. Equities                              45%          45%

              International Equities                     10%          10%

              Real Estate                                 5%           5%

              U.S. Fixed Income                          38%          38%

              Other                                       2%           2%

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

                                    EXHIBITS

Exhibit
Number                            Description
---------                         -----------


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