Form 10-Q
period 2005-06-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-08-22
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

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

                        TABLE OF CONTENTS




                                                                        Page
                                                                         No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended June 30, 2005 and 2004 (Restated) and
          Six Months Ended June 30, 2005 and 2004 (Restated)              3
       Consolidated Balance Sheets - June 30, 2005
          and December 31, 2004 (Restated)                                4
       Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2005 and 2004 (Restated)              5
       Consolidated Statement of Changes in Partners' Equity -
          Six Months Ended June 30, 2005 and                              6
          Six Months Ended June 30, 2004 (Restated)                       6
       Notes to Consolidated Financial Statements                         7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  9

   ITEM 4.  Controls and Procedures                                      10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                            11
   ITEM 5.  Other Information                                            11
   ITEM 6.  Exhibits                                                     11


   Signatures                                                            12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                                   2005      2004           2005      2004
                                           RESTATED                 RESTATED

OPERATING REVENUES                $36,215   $36,288        $76,491   $75,607

OPERATING EXPENSES
 Operation and maintenance          6,448     6,829         12,013    12,716
 Depreciation and amortization      8,053     8,098         16,091    15,481
 Taxes other than income taxes      4,420     3,150          8,905     6,441

   Operating expenses              18,921    18,077         37,009    34,638

OPERATING INCOME                   17,294    18,211         39,482    40,969

OTHER INCOME/(EXPENSES)
Interest Income                       225        59            423       127
Allowance for equity funds
  used during construction             --     --               --      1,123
Other Income                       11,085         1         11,085         2
Other Expenses                        (88)      (43)          (218)      (48)
    Other income/(expenses)        11,222        17         11,290     1,204

INTEREST EXPENSE
Interest Expense                    8,336     8,319         16,720    16,663
Allowance for borrowed funds
  used during construction             --    --                 --    (1,070)
Interest Expense, Net               8,336     8,319         16,720    15,593

NET INCOME                         20,180     9,909         34,052    26,580

The accompanying notes are an integral part of these consolidated financial statements.





            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)


         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                               June 30,    December 31,
ASSETS                                           2005          2004
                                                             RESTATED
CURRENT ASSETS
 Cash and temporary cash investments          $  42,187    $  36,393
 Accounts receivable - trade, net                 5,511        6,752
 Accounts receivable - affiliates                 6,237        6,584
 Prepaid property taxes                           5,517        5,602
 Insurance receivables                            8,500           --
 Other current assets                             4,060        4,914
   Total Current Assets                          72,012       60,245

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,097,398    1,094,821
 Construction work in progress                    6,733        6,472
                                              1,104,131    1,101,293
 Accumulated depreciation and amortization     (365,921)    (350,091)
   Natural Gas Transmission Plant, Net          738,210      751,202

OTHER ASSETS AND DEFERRED CHARGES
Regulatory assets                                 1,191        1,285
 Other assets and deferred charges               10,450       11,686

   Total Other Assets and Deferred Charges       11,641       12,971

   TOTAL ASSETS                               $ 821,863    $ 824,418

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $     514    $   9,454
 Accrued interest                                 4,622        4,674
 Current portion of long-term debt               22,222       32,222
 Current deposits                                 2,248        3,899
 Other current liabilities                        1,323        2,250
   Total Current Liabilities                     30,929       52,499

LONG-TERM DEBT                                  414,445      425,556

OTHER NON-CURRENT LIABILITIES
 Derivative liability - interest rate hedge       1,197        1,771
 Other                                            2,560        1,486
   Total Other Non-Current Liabilities            3,757        3,257

Commitments and Contingencies                       -            -
Total Liabilities                               449,131      481,312
Partners' Equity                                372,732      343,106

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 821,863    $ 824,418

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                          2005       2004
                                                                   RESTATED
OPERATING ACTIVITIES:
 Net Income                                             $ 34,052   $ 26,580
 Adjusted for the following:
   Depreciation and amortization                          16,091     15,481
   Allowance for equity funds used during construction        --     (1,123)
   Other assets and deferred charges                       1,188      1,213
   Other non-current liabilities                           1,074        104

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,588      1,206
      Prepaid property taxes                                  85        872
      Other current assets                                   854       (289)
      Accounts payable                                      (560)      (466)
      Accrued interest                                       (52)       (13)
      Customer Deposits                                   (1,651)      (989)
      Other current liabilities                             (927)      (750)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 51,742     41,826

INVESTING ACTIVITIES:
  Capital expenditures                                   (24,337)   (31,447)
  Insurance recoveries related to construction             4,500         --
     NET CASH USED IN INVESTING ACTIVITIES               (19,837)   (31,447)

FINANCING ACTIVITIES:
  Partner distributions                                   (5,000)        --
  Repayments of long-term debt                           (21,111)   (11,111)
     NET CASH USED FOR FINANCING ACTIVITIES              (26,111)   (11,111)

NET (DECREASE)/INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       5,794       (732)

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,393     36,344

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 42,187   $ 35,612

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 15,957   $ 15,862
  Accounts payable accruals for capital expenditures    $    125   $  7,652
  Receivable recorded for insurance recoveries          $  8,500   $     --
    applied to capital expenditures.




The accompanying notes are an integral part of these consolidated financial statements.



         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Six Months Ended June 30, 2005
                         (In Thousands)
                           (Unaudited)

                                                      Accumu-
                                                      lated
                                                      Other
                               Equity      Equity     Compre-
                               Distribu-   Contribu-  hensive  Total
                     Net       tions to    tions by   Income/  Partners'
                     Income    Partners    Partners   (loss)   Equity
Balance at
 December 31, 2004   $571,057  $(505,544)  $279,381   $(1,788)  $343,106
 (RESTATED)

Net Income             34,052                                     34,052

Equity distribu-
 tions to partners                (5,000)                         (5,000)

Other compre-
 hensive income                                           574        574

Balance at
 June 30, 2005       $605,109  $(510,544)  $279,381   $(1,214)  $372,732

The accompanying notes are an integral part of this consolidated financial statement.



         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Six Months Ended June 30, 2004
                         (In Thousands)
                           (Unaudited)
                            RESTATED

                                                      Accumu-
                                                      lated
                                                      Other
                               Equity      Equity     Compre-
                               Distribu-   Contribu-  hensive  Total
                     Net       tions to    tions by   Income/  Partners'
                     Income    Partners    Partners   (loss)   Equity
Balance at
 December 31, 2003   $526,319  $(490,544)  $279,381   $(4,184)  $310,972

Net Income             26,580                                     26,580

Equity distribu-
 tions to partners                    --                              --

Other compre-
 hensive income                                         1,033      1,033

Balance at
 June 30, 2004       $552,899  $(490,544)  $279,381   $(3,151)  $338,585

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., referred to herein as Iroquois or the Partnership, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods (see Note 2). Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K/A for the year ended December 31, 2004, referred to herein as Iroquois' Form 10-K/A. Iroquois' Form 10-K/A is expected to be restated in September 2005 to reflect the prior year provision for income taxes restatement discussed below in Note 2. Therefore, the December 31, 2004 restated financial statements referred to here-in are unaudited.

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

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations', an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the existence of the liability. FIN 47 is effective for the Partnership at December 31, 2005. The Partnership is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

In May 2005, the FASB issued SFAS No. 154, 'Accounting Changes and Error Corrections (SFAS 154)'. This Standard changes the requirements for the accounting for and reporting of accounting changes and error corrections.
The Standard establishes retrospective application as the required method for reporting a change in accounting principle rather than reporting a cumulative effect of change in accounting principle. Retrospective application requires the application of the new accounting principle to prior periods as if that principle had always been used. SFAS 154 is effective for the Partnership for any accounting changes and corrections of errors made beginning January 1, 2006.


2. Provision for Income Taxes Restatement:

Historically, Iroquois has included a provision for income taxes in its presentation of the consolidated statements of income and the corresponding amounts equivalent to deferred income taxes and regulatory assets-income tax in the consolidated balance sheets. As a partnership, Iroquois should present the Consolidated Statement of Income without the provision for taxes and should present the Consolidated Balance Sheet without the amounts equivalent to deferred income taxes and regulatory assets-income tax related. In addition, the historical presentation of these items on the Consolidated Statement of Cash Flows, the Consolidated Statement of Changes in Partners' Equity and the Notes to the Consolidated Financial Statements has been incorrect.

The following table sets forth the restatement to the Consolidated Statement of Income for the three and six months ended June 30, 2004, the Consolidated Balance Sheet and the Consolidated Statement of Changes in Partners' Equity for the six months ended June 30, 2004 and at December 31, 2004 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2004. Additionally, appropriate comparative amounts as of or for the six months ended June 30, 2004 have been reflected as 'Restated' elsewhere in these Notes to the Consolidated Financial Statements.

(in thousands)
                                              As
                                          Originally
                                           Reported
                                           In 2004                    As
                                            Filing     Adjustment   Restated
Restatement to 2004

Consolidated Statements of Income

For the three months ended June 30, 2004:
Income before taxes                        $   9,909   $  (9,909)   $     --<F2>
Provision for taxes                            3,986      (3,986)         --<F2>
Net Income                                     5,923       3,986       9,909

For the six months ended June 30, 2004:
Income before taxes                        $  26,580   $ (26,580)   $     --<F2>
Provision for taxes                           10,821     (10,821)         --<F2>
Net Income                                    15,759      10,821      26,580

Consolidated Balance Sheets
 as of December 31, 2004
Regulatory assets - income tax related     $  19,449   $ (19,449)   $     --<F2>
Total other assets and deferred charges       32,420     (19,449)     12,971
Total assets                                 843,867     (19,449)    824,418
Amounts Equivalent to deferred
 income taxes:
  Generated by partnership                   158,669    (158,669)         --<F2>
  Payable by partners                       (139,220)    139,220          --<F2>
  Related to other comprehensive income         (715)        715          --<F2>
    Total amounts equivalent to deferred
     income taxes                             18,734     (18,734)         --<F2>
Total liabilities                            500,046     (18,734)    481,312
Partners' equity                             343,821        (715)    343,106
Total liabilities and partners' equity       843,867     (19,449)    824,418

Consolidated Statements of Cash Flows

For the six months ended June 30, 2004:
Net income                                 $  15,759   $  10,821    $ 26,580
Deferred regulatory asset-income
 tax related                                   (758)         758          --<F2>
Amounts equivalent to deferred income taxes      758        (758)         --<F2>
Income and other taxes payable by partners    10,821     (10,821)         --<F2>

Consolidated Statement of Changes in
 Partners' Equity

Partners' Equity Balance at
 December 31, 2003                         $ 312,643   $  (1,671)    $310,972
Net Income                                    15,759      10,821       26,580
Taxes Payable by Partners'                    10,821     (10,821)          --<F2>
Accumulated Other Comprehensive Income           620         413        1,033
Partners' Equity Balance at
 June 30, 2004                             $ 339,843   $  (1,258)    $338,585

Partners Equity Balance at
 December 31, 2004                         $ 343,821   $    (715)    $343,106

<F2>Line item has been eliminated in the restated financial statements.

3. Prior Year Cash Flow Restatement:

The restatement shown below is the result of accruals for capital expenditures historically being treated as a cash inflow from operations with a corresponding cash use for investing activities. Rather, as required by Statement of Financial Accounting Standards No. 95, 'Statement of Cash Flows', such amounts should have been shown as supplemental non-cash activities until payment is made shortly after purchase, at which time the cash outflows are shown as investing activities. This adjustment is isolated to the presentation of the Consolidated Statement of Cash Flows and has no impact on reported income or balance sheet information.

The following table sets forth the restatement to the Consolidated Statement of Cash Flows for the six months ended June 30, 2004:

(in thousands)
                                               As
                                           Originally                 As
                                            Reported   Adjustment   Restated
Changes in working capital -
  accounts payable                         $(13,411)    $ 12,945    $   (466)

Net cash provided by operating
  activities                               $ 28,881     $ 12,945    $ 41,826

Cash flows from investing activities -
  capital expenditures                     $(18,502)    $(12,945)   $(31,447)

Net cash used in investing activities      $(18,502)    $(12,945)   $(31,447)

Supplemental Disclosure of Cash Flow
 Information:
  Accounts payable accruals for            $     --     $  7,652    $  7,652
   capital expenditures


4. Comprehensive income consisted of the following:

(in thousands)
            Six months ended
                                                          June 30
                                                      2005      2004
                                                              RESTATED
Net income                                          $34,052    $26,580

Other comprehensive income
   Unrealized gain on interest rate hedge                75        163

    Reclassification to net income                       499        870

    Unrealized gain in interest rate
     hedge, net of reclassification                      574      1,033

Comprehensive income                                $34,626    $27,613


(in thousands)
           Three months ended
                                                         June 30
                                                      2005      2004
                                                              RESTATED
Net income                                          $20,180   $ 9,909

Other comprehensive income
   Unrealized (loss)/gain on interest rate hedge       (194)      601

    Reclassification to net income                      229       429

    Unrealized gain in interest rate
     hedge, net of reclassification                      35     1,030

Comprehensive income                                $20,215   $10,939



5. Retirement Benefit Plans:

The components of net pension benefit costs included in the Partnership's consolidated statements of income were as follows:

(in thousands)
                                       Three months ended    Six months ended
                                             June 30,            June 30,
                                          2005      2004      2005      2004
Service Cost                             $ 227     $ 200     $ 454     $ 420
Interest Cost                               85        77       170       154
Expected return on plan assets             (110)     (88)     (220)     (176)
Amortization of prior service cost           3         3         6         6
Recognition of net actuarial loss           13        15        26        30

Net periodic pension cost                $ 218     $ 207     $ 436     $ 434

Note 10 of the Notes to Consolidated Financial Statements in Iroquois'
December 31, 2004 Form 10-K/A discusses the Partnership's expected contribution to its pension plans. For the six months ended June 30, 2005, $0.6 million of contributions have been made to its pension plans including
$0.3 million for the three months ended June 30, 2005.

6. Commitments and Contingencies:

Eastchester Construction Incidents

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

The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity from Thales under Horizon's Master Service Agreement with Thales. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and they are funding the costs for the Partnership's defense. The Partnership also commenced a declaratory judgment action against Horizon's primary and excess liability insurer seeking coverage and is currently investigating the applicability of all other available insurance coverages.

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable, collectively referred to as the 'Y-49 Cable Interests,' also have filed claims in the limitation action asserting total damages of approximately $18.2 million.
On August 12, 2005, the Y-49 Cable Interests amended their claim to $25.4 million. The Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests filed cross claims against the Partnership alleging claims under the Crossing Agreement between the Partnership and NYPA and in common law tort.

The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asks the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership opposed the motion and on May 12, 2005 the Magistrate Judge rendered her decision recommending that the motion be denied. NYPA filed a Motion for Reconsideration of the Magistrate Judge's decision and the Partnership filed opposition to that motion. On June 12, 2005, the Magistrate Judge issued an Order denying NYPA's Motion for Reconsideration. The time for filing objections to the Magistrate Judge's decision has passed and her decision is now final.


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

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, the Partnership performed certain post- construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, the Partnership had constructed a 'structure' over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the 'structure' may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. The Partnership has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, IPOC and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc., or Hallen, sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. On July 13, 2005, Mr. Capobianco filed an amended and verified complaint, naming his wife, Geralin Capobianco as an additional plaintiff seeking additional damages for deprivation of consortium in the amount of $250 thousand. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend the Partnership in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

Pipeline Subsidence Insurance Recovery

On June 17, 2005, the Partnership entered into a settlement agreement with its Builders Risk Insurance carriers. Under the settlement, the Partnership will recover $8.5 million (after a $2.0 million deductible). The insurance recovery relates to a subsidence of the Eastchester pipeline that was discovered during construction. The subsidence required substantial remedial action by the Partnership prior to placing the Eastchester facility in service. The $8.5 million recovery reduced the overall capital costs of the Eastchester Project.

No liabilities have been recorded by the Partnership in conjunction with any of the preceding legal matters.

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries-Bankruptcy Filing

On July 8, 2003, PG&E Corporation reported that NEGT and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. ('US Gen NE').

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

On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership stands to receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. On April 5, 2005, the settlement was approved by the Bankruptcy Court. On May 12, 2005, the Bankruptcy Court approved US Gen NE's Plan of Liquidation. A distribution of $8.9 million (reflecting $0.5 million in interest) was received on June 7, 2005. The Partnership has recorded the funds as 'Other Income.'

Enron Corp. and Affiliated Entities Bankruptcy Filing

Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1.6 million for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1.8 million (two claims for $0.9 million each) in unsecured claims. Based on Enron's disclosure statement, Enron
estimates to pay 20% of each unsecured claim.   On June 20, 2005, the
Partnership received the first installment distribution in the amount of $12,267. On August 5, 2005, Iroquois received another installment in the amount of $23,624.55. The Partnership recorded these funds as 'Other Income.'

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

On June 27, 2003, the Partnership purchased real property in Brookfield, CT, which was previously approved by the FERC as suitable for construction of the Brookfield compressor station. In accordance with the FERC approval, the site
must be remediated before construction takes place.   On November 3, 2004,
the Connecticut Department of Environmental Protection approved the project's site remediation plan and scope of work schedule. Substantial site remediation has been completed. The Partnership is awaiting final approval of the remediation by the Connecticut Department of Environmental Protection. Site remediation is not expected to have a material adverse impact on the Partnership's operating results, financial condition, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 2 to the Consolidated Financial Statements for an explanation of the Provision for Income Taxes Restatement. As a result of this restatement, the Management's Discussion and Analysis section has been modified to eliminate any references to Provision for Income Taxes.

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

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                      Three months ended     Six months ended
Revenues and Volumes Delivered              June 30,              June 30,
                                          2005    2004          2005    2004
Revenues (dollars in millions)
Long-term firm reserved service          $ 34.0  $ 33.1        $ 71.0  $ 66.9
Short-term firm/interruptible/other <F1>    2.2     3.2           5.5     8.7
Total revenues                           $ 36.2  $ 36.3        $ 76.5  $ 75.6

Volumes delivered (million dekatherms)
Long-term firm reserved service            75.9    70.0         153.2   147.0
Short-term firm/interruptible/other <F1>   17.2    17.4          30.0    34.2
Total volumes delivered                    93.1    87.4         183.2   181.2

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

Three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004.

Revenues. Total revenues decreased $0.1 million to $36.2 million for the three-month period ended June 30, 2005 from $36.3 million for the three-month period ended June 30, 2004.

Long term firm reserved service revenues increased $0.9 million, or 2.7%, to $34.0 million for the three months ended June 30, 2005 from $33.1 million for the same period in 2004. The increase is due primarily due to the commencement of new long-term firm contracts in the third quarter of 2004 partially offset by a rate decrease effective July 1, 2004 which was the result of a settlement of Iroquois' mainline rate proceeding.

Short-term firm/interruptible/other revenues decreased $1.0 million, or 31.3%, to $2.2 million for the three-month period ended June 30, 2005 from $3.2 million for the same period in 2004, primarily due to lower volumes at reduced rates for natural gas during the three-month period ended June 30, 2005 as compared to the same period in 2004.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense decreased $0.4 million, or 5.6%, to $6.4 million for the three-month period ended June 30, 2005 from $6.8 million for the three-month period ended June 30, 2005, primarily due to a decrease in regulatory expenses and general office expenses.

Taxes other than income taxes. Taxes other than income taxes encompass property and school taxes paid to various state jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. Taxes other than income taxes increased $1.3 million, or 40.3%, to $4.4 million for the three-month period ended June 30, 2005 from $3.1 million for the three-month period ended June 30, 2004 primarily due to assessments on facilities related to the Eastchester Extension.

Other Income/Expenses. Other income/expenses include certain investment income and income and expense adjustments not recognized elsewhere. Other income/expenses increased $11.2 million for the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004 primarily due to distributions received from US Gen New England, Inc. and Enron Corp. regarding settlements in connection with firm transportation contracts which were terminated when these entities filed for bankruptcy.

Six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004.

Revenues. Total revenues increased $0.9 million, or 1.2%, to $76.5 million for the six-month period ended June 30, 2005 from $75.6 million for the six-month period ended June 30, 2004.

Long term firm reserved service revenues increased $4.1 million, or 6.1%, to $71.0 million for the six months ended June 30, 2005 from $66.9 million for the same period in 2004. This increase was due primarily to additional Eastchester revenues due to the February 5, 2004 in-service date of the Eastchester Extension, as well as the commencement of new long-term firm contracts in the third quarter of 2004, partially offset by a rate decrease effective July 1, 2004 which was the result of Iroquois' mainline rate proceeding.

Short-term firm/interruptible/other revenues decreased $3.2 million, or 36.8%, to $5.5 million for the six-month period ended June 30, 2005 from $8.7 million for the same period in 2004, primarily due to lower volumes associated with softer market demand for natural gas as a result of warmer weather and more competitive oil prices during the first quarter of 2005 as compared to the same period in 2004.

Operation and Maintenance Expense. Operation and maintenance expense decreased $0.7 million or 5.5% to $12.0 million for the six-month period ended June 30, 2005 from $12.7 million for the six-month period ended June 30, 2004, primarily due to a decrease in regulatory expenses and general office expenses.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 3.9%, to $16.1 million for the six-month period ended June
30, 2005 from $15.5 million for the same period in 2004, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Taxes other than income taxes. Taxes other than income taxes increased $2.5 million, or 39.1%, to $8.9 million for the six-month period ended June 30, 2005 from $6.4 million for the six-month period ended June 30, 2004 primarily due to assessments on facilities related to the Eastchester Extension.

Other Income/Expenses. Other income/expenses increased $10.1 million to $11.3 million for the six-month period ended June 30, 2005 from $1.2 million for the six-month period ended June 30, 2004 primarily due to distributions received from US Gen New England, Inc. and Enron Corp. regarding settlements in connection with firm transportation contracts which were terminated when these entities filed for bankruptcy. This increase was partially offset by a decrease in equity AFUDC. The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $1.1 million, or 7.2%, to $16.7 million for the six-month period ended June 30, 2005 from $15.6 million for the six-month period ended June 30, 2004 primarily due to a decrease in interest expense capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Liquidity and Capital Resources

For the first six months of 2005, the Partnership's primary source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects. The Partnership expects to fund its 2005 capital expenditures through internal sources.

	Net cash provided by operating activities increased to $51.7 million in the first half of 2005 compared to $41.8 million in the first half of 2004, primarily due to an increase in net income.  Net cash used for financing activities was $26.1 million for the first six months of 2005, as compared to
$11.1 million during the same period in 2004, primarily due to the repayment of long-term debt and partner distributions of $5.0 million.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of December 31, 2004, the outstanding principal balance on the revolving credit facility was $10.0 million. The revolving credit facility was repaid in April 2005.

	Capital expenditures in the first six months of 2005 were $24.3 million, compared to $31.4 million in the first six months of 2004. Capital expenditures for 2005 reflect the settlement of outstanding claims with Eastchester contractors, while 2004 expenditures were primarily related to Eastchester construction. In addition, the Partnership received insurance recoveries associated with Eastchester construction in 2005 in the amount of $4.5 million. The Partnership also expects to receive an additional $8.5 million of insurance recoveries related to Eastchester construction for which a receivable has been recorded in June 2005. Both of these recoveries are being treated as a reduction to Natural Gas Plant in Service on the Partnership's Consolidated Balance Sheet.

Total capital expenditures for 2005 are estimated to be approximately $28 million, including the Eastchester expenditures referenced previously and approximately $2.5 million for installation of a vent valve on Long Island. The remaining capital expenditures planned for 2005 are primarily for various general plant purchases.

The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. The Partnership made distributions to partners of $5 million during the first six months of 2005. There were no cash distributions to partners during the same period in 2004.

Off-Balance Sheet Transactions

At June 30, 2005, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of June 30, 2005, the Partnership had $66.7 million of variable-rate debt outstanding, of which approximately $22.2 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.4 million.

The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

          PART I. FINANCIAL INFORMATION - (Concluded)

                    ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Partnership's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of 'disclosure controls and procedures', in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weaknesses in internal control over financial reporting described below, the principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures were not effective as of June 30, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified by management as of June 30, 2005:

1. Management reexamined the accounting for and presentation of its provision for income taxes on the Consolidated Statements of Income and the corresponding accounting for and presentation related to income taxes on the Consolidated Balance Sheet and related financial statements. After additional research and evaluation by management, the Partnership concluded that, as a partnership, it should present the Consolidated Statements of Income without the provision for income taxes and should present the Consolidated Balance Sheet without the amounts equivalent to deferred income taxes or regulatory assets-income tax related. In addition, the presentation of these items on the Consolidated Statement of Cash Flows, the Consolidated Statement of Changes in Partners' Equity and the related disclosures in the Notes to the Consolidated Financial Statements are also incorrect. Thus, management determined there was a material weakness in internal controls over financial reporting because the Partnership did not maintain effective controls over the initial selection of and application of generally accepted accounting principles related to accounting for income taxes.

2. Management determined that it had incorrectly presented its Consolidated Statement of Income for the nine month period ended September 30, 2003 by not adjusting for the cumulative effect of a change in accounting principle related to municipal property taxes. This change in accounting principle occurred in the fourth quarter of 2003 and was disclosed in Note 2 to the Company's Form 10-K for the year ended December 31, 2003. In preparing the Partnership's amended 2004 quarterly reports, management determined that the cumulative effect adjustment should have been recognized and measured retroactively as of January 1, 2003, rather than as of December 31, 2003, and that property tax expense for each subsequent period as reflected in the its quarterly reports should have been recognized and measured in accordance with the Company's new accounting principle. In restating the Partnership's September 30, 2004 Form 10-Q as a result of the income tax error discussed above, the Partnership will also restate its net income for the nine-months ended September 30, 2003 to correct the accounting error in its application of the cumulative effect of the change in accounting principle, as well as net income for the three and nine-month periods ended September 30, 2003 for the application of the new accounting principle. Thus, management determined that there was a material weakness in internal controls over financial reporting because the Partnership did not maintain effective controls over the application of generally accepted accounting principles related to accounting for changes in accounting principles.

REMEDIATION ACTIVITIES

Remediation of Previously Disclosed Statement of Cash Flows Material Weakness

Management under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures at March 31, 2005 and determined that there was a material weakness in internal control over financial reporting because the Partnership did not maintain effective controls over the application of generally accepted accounting principles related to the preparation of the Partnership's Consolidated Statement of Cash Flows. This material weakness was disclosed in the Company's Form 10-K/A for the year ended December 31, 2004. Specifically, the Partnership did not maintain effective controls to appropriately exclude from capital expenditures reported in the Consolidated Statement of Cash Flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Restatements were filed on June 22, 2005 reflecting these changes in the 2004 periodic reports.

In an effort to remediate this material weakness in the Partnership's internal control over financial reporting, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the Consolidated Statement of Cash Flows in accordance with generally accepted accounting principles. Specifically, an analysis of accounts payable is performed at the end of each quarter to determine whether accruals for capital expenditures have been recorded. If capital expenditure accruals have been recorded, those accruals are eliminated from the Consolidated Statement of Cash Flows and shown as a supplemental disclosure of cash flow information. In addition, in instances where capital expenditure accruals have been settled, those settlements are shown as an increase to investing activities on the Consolidated Statement of Cash Flows. Management believes this process has remediated this material weakness as of June 30, 2005.

Other Remediation Activities

In an effort to remediate the material weaknesses in the Partnership's internal control over financial reporting related to the accounting for income taxes and the application of adopting new accounting principles described above, management has implemented a process to exclude the provision for income taxes from the Consolidated Statements of Income and to also exclude the amounts equivalent to deferred income taxes and regulatory assets-income tax related from the Consolidated Balance Sheets and related financial statements. Specifically, an analysis of the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity is performed at the end of each quarter to identify all income tax related items. Since the Partnership is regulated by the Federal Energy Regulatory Commission, income taxes will continue to be recorded for regulatory purposes. Those income tax related items will be eliminated from the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity to be included in future Forms 10-Q and Forms 10-K. In addition, management has instituted a process to correctly account for and present in the annual and interim financial statements of the Partnership, changes in accounting principles as required under Accounting Principles Board (APB) Opinion No. 20. Specifically, if applicable, a review of changes in accounting principles will be performed by management at the end of each quarter. This review will include a review of any prior year changes in accounting principles. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes will remediate the material weaknesses described above but have not done so as of June 30, 2005.


Other than as described above, there have been no other changes in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

The Partnership is a party to an agreement with NYPA, which provides, among other things, that the Partnership will indemnify NYPA for damage to the Y-49 cables, which results from the Partnership's or its contractors' negligence, acts, omissions or willful misconduct. Under the terms of the construction contract between Horizon and the Partnership, Horizon is obligated to indemnify the Partnership for Horizon's negligence associated with the construction of the Eastchester Extension. Horizon is also contractually responsible for its sub-contractor's negligence. As required by the contract, Horizon named the Partnership as an additional named insured under Horizon's policies of insurance. The Partnership is still investigating whether Horizon's insurance is adequate to cover the Partnership for its potential losses in this matter. The Partnership may also be entitled to indemnity from Thales under Horizon's Master Service Agreement with Thales. The Partnership has placed Horizon and its underwriters on notice that it intends to hold Horizon responsible. The Partnership has further requested that Horizon assume its defense and hold it harmless in respect of this claim; however, to date, Horizon has rejected this request. The Partnership has also placed its own insurance underwriters on notice and they are funding the costs for the Partnership's defense. The Partnership also commenced a declaratory judgment action against Horizon's primary liability and excess insurer seeking coverage and is currently investigating the applicability of all other available insurance coverages.

On August 15, 2003, Horizon commenced a maritime limitation of liability action in the United States District Court for the Southern District of Texas, Houston Division, captioned In the Matter of Horizon Vessels Inc., as owner of the GULF HORIZON, seeking exoneration from or limitation of liability in connection with this incident. Horizon's suit contends that if it is not entitled to exoneration, its liability should be limited to $19.3 million, representing the value of the GULF HORIZON and her pending freight, and Horizon's insurers have provided an undertaking (subject to policy defenses) to pay any judgment that may be rendered in the suit up to $19.3 million. NYPA, LIPA and the insurers of the Y-49 cable, collectively referred to as the 'Y-49 Cable Interests,' also have filed claims in the limitation action asserting total damages of approximately $18.2 million.
On August 12, 2005, the Y-49 Cable Interests amended their claim to $25.4 million. The Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership. The Y-49 Cable Interests and the Partnership both filed motions to transfer the Texas action to the United States District Court for the Eastern District of New York. Thales joined in those motions. By order entered February 27, 2004, the court denied the motions to transfer. However, in doing so, the court confirmed that the Partnership could pursue its contract claims against Horizon outside of the limitation action and that Horizon had no right to limit its liability as to the Partnership's contract claims. The Y-49 Cable Interests filed cross claims against the Partnership alleging claims under the Crossing Agreement between the Partnership and NYPA and in common law tort.

The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asks the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership opposed the motion and on May 12, 2005 the Magistrate Judge rendered her decision recommending that the motion be denied. NYPA filed a Motion for Reconsideration of the Magistrate Judge's decision and the Partnership filed opposition to that motion. On June 12, 2005, the Magistrate Judge issued an Order denying NYPA's Motion for Reconsideration. The time for filing objections to the Magistrate Judge's decision has passed and her decision is now final.

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

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, the Partnership performed certain post- construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, the Partnership had constructed a 'structure' over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the 'structure' may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. The Partnership has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, IPOC and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc., or Hallen, sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. On July 13, 2005, Mr. Capobianco filed an amended and verified complaint, naming his wife, Geralin Capobianco as an additional plaintiff seeking additional damages for deprivation of consortium in the amount of $250 thousand. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend the Partnership in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

Pipeline Subsidence Insurance Recovery

On June 17, 2005, the Partnership entered into a settlement agreement with its Builders Risk Insurance carriers. Under the settlement, the Partnership will recover $8.5 million (after a $2.0 million deductible). The insurance recovery relates to a subsidence of the Eastchester pipeline that was discovered during construction. The subsidence required substantial remedial action by the Partnership prior to placing the Eastchester facility in service. The $8.5 million recovery reduced the overall capital costs of the Eastchester Project.

No liabilities have been recorded by the Partnership in conjunction with any of the preceding legal matters.

National Energy & Gas Transmission Inc. (NEGT) and its Subsidiaries-Bankruptcy Filing

On July 8, 2003, PG&E Corporation reported that NEGT and a number of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These subsidiaries include PG&E Energy Trading Holdings Corporation, PG&E Energy Trading-Gas Corporation, PG&E Energy Trading-Power Corporation, PG&E ET Investments Corporation, and US Gen New England, Inc. ('US Gen NE').

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

On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership stands to receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. On April 5, 2005, the settlement was approved by the Bankruptcy Court. On May 12, 2005, the Bankruptcy Court approved US Gen NE's Plan of Liquidation. A distribution of $8.9 million (reflecting $0.5 million in interest) was received on June 7, 2005. The Partnership has recorded the funds as 'Other Income.'

Enron Corp. and Affiliated Entities Bankruptcy Filing

Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1.6 million for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1.8 million in unsecured claims. Based on Enron's disclosure statement, Enron estimates to pay 20% of each unsecured claim. On June 20, 2005, the Partnership received the first installment distribution in the amount of $12,267. On August 5, 2005, Iroquois received another installment in the amount of $23,624.55. The Partnership recorded these funds as 'Other Income.'


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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  August 22, 2005    By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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