Form 10-Q/A
period 2005-03-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-11-09
CIK 1118488

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

EXPLANATORY PARAGRAPH

Iroquois or "the Partnership" is filing this amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to restate the Partnership's consolidated financial statements for the three months ended March 31, 2005 and 2004. Management reexamined the accounting for and presentation of its provision for income taxes on the Consolidated Statements of Income and the corresponding accounting for and presentation related to income taxes on the Consolidated Balance Sheets and related financial statements. After additional research and evaluation by management, the Partnership concluded that, as a partnership, it should present the Consolidated Statements of Income without the provision for income taxes and should present the Consolidated Balance Sheets without the amounts equivalent to deferred income taxes or regulatory assets-income tax related. In addition, the presentation of these items on the Consolidated Statements of Cash Flows, the Consolidated Statements of Changes in Partners' Equity and the related disclosures in the Notes to the Consolidated Financial Statements are also incorrect.

Restatement of previously issused financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the error described above has led management to conclude that a material weakness existed in the Partnership's internal control over financial reporting as of March 31, 2005. In accordance with the rules of the SEC, the affected items of the Form 10-Q/A, Items 1, 2 and 4 of Part I, are being amended.

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

     Part I - Item 1 - Financial

     Part I - Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations.

     Part I - Item 4 - Controls and Procedures

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                        TABLE OF CONTENTS




                                                                  Page No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended March 31, 2005 and 2004 (RESTATED)       3
       Consolidated Balance Sheets - March 31, 2005 (RESTATED)
          and December 31, 2004                                       4
       Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2005 and 2004 (RESTATED)       5
       Consolidated Statement of Changes in Partners'
          Equity - Three Months Ended March 31, 2005 (RESTATED)       6
       Notes to Consolidated Financial Statements                     7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                              9

   ITEM 4.  Controls and Procedures                                  10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                        11

   ITEM 5.  Other Information                                        11

   ITEM 6.  Exhibits                                                 11

   Signatures                                                        12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended
                                       March 31,
                                    2005      2004
                                  RESTATED  RESTATED

OPERATING REVENUES                $40,276   $39,320

OPERATING EXPENSES
 Operation and maintenance          5,565     5,887
 Depreciation and amortization      8,039     7,383
 Taxes other than income taxes      4,485     3,291

   Operating expenses              18,089    16,561

OPERATING INCOME                   22,187    22,759

OTHER INCOME/(EXPENSES)
Interest Income                       198        67
Allowance for equity funds
  used during construction             --     1,123
 Other, net                          (130)       (4)
    Other income                       68     1,186

INTEREST EXPENSE
Interest Expense                    8,383     8,344
 Allowance for borrowed funds
  used during construction             --    (1,070)
 Interest Expense, Net              8,383     7,274

NET INCOME                        $13,872   $16,671

The accompanying notes are an integral part of these consolidated financial statements.




            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                               March 31,   December 31,
ASSETS                                           2005          2004
                                               RESTATED      RESTATED
CURRENT ASSETS
 Cash and cash equivalents                    $  35,727    $  36,393
 Accounts receivable - trade, net                 6,595        6,752
 Accounts receivable - affiliates                 6,431        6,584
 Prepaid property taxes                           6,520        5,602
 Insurance receivable                             4,500           --
 Other current assets                             4,451        4,914
   Total Current Assets                          64,224       60,245

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,105,628    1,094,821
 Construction work in progress                    6,546        6,472
                                              1,112,174    1,101,293
 Accumulated depreciation and amortization     (357,939)    (350,091)
   Natural Gas Transmission Plant, Net          754,235      751,202

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets                                1,238        1,285
 Other assets and deferred charges               11,066       11,686

   Total Other Assets and Deferred Charges       12,304       12,971

   TOTAL ASSETS                               $ 830,763    $ 824,418

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $     535    $   9,454
 Accrued interest                                11,617        4,674
 Current portion of long-term debt               32,222       32,222
 Customer deposits                                4,410        3,899
 Other current liabilities                          671        2,250
   Total Current Liabilities                     49,455       52,499

LONG-TERM DEBT                                  420,000      425,556

OTHER NON-CURRENT LIABILITIES
 Derivative liability - interest rate hedge       1,248        1,771
 Other                                            2,559        1,486
   Total Other Non-Current Liabilities            3,807        3,257

COMMITMENTS AND CONTINGENCIES                       -            -
Total Liabilities                               473,262      481,312
Partners' Equity                                357,501      343,106

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 830,763    $ 824,418

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           2005       2004
                                                         RESTATED   RESTATED
OPERATING ACTIVITIES:
 Net Income                                             $ 13,872   $ 16,671
 Adjusted for the following:
   Depreciation and amortization                           8,039      7,383
   Allowance for equity funds used during construction        --     (1,123)
   Other assets and deferred charges                         596        684
   Other non-current liabilities                           1,073        (11)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                    310       (299)
      Prepaid property taxes                                (918)    (1,792)
      Insurance receivable                                (4,500)        --
      Other current assets                                   463        743
      Accounts payable                                      (434)      (394)
      Accrued interest                                     6,943      6,903
      Customer deposits                                      511        (97)
      Other current liabilities                           (1,579)       329

NET CASH PROVIDED BY OPERATING ACTIVITIES                 24,376     28,997

INVESTING ACTIVITIES:
  Capital expenditures                                   (19,486)   (23,933)
     NET CASH USED IN INVESTING ACTIVITIES               (19,486)   (23,933)

FINANCING ACTIVITIES:
  Repayments of long-term debt                            (5,556)    (5,556)
     NET CASH USED FOR FINANCING ACTIVITIES               (5,556)    (5,556)

NET DECREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                        (666)      (492)

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,393     36,344

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF YEAR                                         $ 35,727   $ 35,852

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $  1,033   $  1,034
  Accounts payable accruals for capital expenditures    $     20   $  8,930

The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Three Months Ended March 31, 2005
                         (In Thousands)
                           (Unaudited)
                           (RESTATED)

                                                      Accumu-
                                                      lated
                                                      Other
                               Equity      Equity     Compre-
                               Distribu-   Contribu-  hensive  Total
                     Net       tions to    tions to   Income/  Partners'
                     Income    Partners    Partners   (loss)   Equity
Balance at
 December 31, 2004   $571,057  $(505,544)  $279,381   $(1,788)  $343,106

Net Income             13,872                                     13,872

Other compre-
 hensive income                                           523        523

Balance at
 March 31, 2005      $584,929  $(505,544)  $279,381   $(1,265)  $357,501

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

2. Provision for Income Taxes Restatement:

Historically, Iroquois has included a provision for income taxes in its presentation of the consolidated statements of income and the corresponding amounts equivalent to deferred income taxes and regulatory assets-income tax in the consolidated balance sheets. As a partnership, Iroquois should present the Consolidated Statements of Income without the provision for taxes and should present the Consolidated Balance Sheets without the amounts equivalent to deferred income taxes and regulatory assets-income tax related. In addition, the historical presentation of these items on the Consolidated Statements of Cash Flows, the Consolidated Statement of Changes in Partners' Equity and the Notes to the Consolidated Financial Statements has been incorrect.

The following table sets forth the restatement to the Consolidated Statements of Income for the three months ended March 31, 2005 and 2004, the Consolidated Balance Sheets and the Consolidated Statement of Changes in Partners' Equity for the three months ended March 31, 2005 and at December 31, 2004 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004. Additionally, appropriate comparative amounts as of or for the three months ended March 31, 2005 have been reflected as "Restated" elsewhere in these Notes to the Consolidated Financial Statements.

(in thousands)
                                              As
                                          Originally
                                           Reported
                                           In 2005                    As
                                            Filing     Adjustment   Restated

Consolidated Statements of Income

For the three months ended March 31, 2005
Income Before Taxes                                 13,872   (13,872)   -   <F1>
Provision for Taxes                                  5,661    (5,661)   -   <F1>
Net Income                                           8,211     5,661   13,872

For the three months ended March 31, 2004
Income before Before Taxes                          16,671   (16,671)   -   <F1>
Provision for Taxes                                  6,835    (6,835)   -   <F1>
Net Income                                           9,836     6,835   16,671

Consolidated Balance Sheets
At March 31, 2005
Regulatory Assets - Income Tax Related              19,239    (19,239)   -   <F1>
Total Other Assets and Deferred Charges             11,066    (11,066)       <F1>
Total Assets                                        31,543    (19,239) 12,304
Amounts Equivalent to Deferred Income Taxes:
 Generated by Partnership                          161,935   (161,935)   -   <F1>
 Payable by Partners                              (142,696)   142,696    -   <F1>
 Related to Other Comprehensive Income                (511)       511    -   <F1>
  Total Amounts Equivalent to Deferred Income Taxes 18,728    (18,728)   -   <F1>
Total Liabilities                                  491,990    (18,728) 473,262
Partners' Equity                                   358,012       (511) 357,501
Total Liabilities and Partners' Equity             850,002    (19,239) 830,763

Consolidated Balance Sheets
At December 31, 2004
Regulatory Assets - Income Tax Related              19,449    (19,449)   -   <F1>
Total Other Assets and Deferred Charges             32,420    (19,449)  12,971
Total Assets                                       843,867    (19,449) 824,418
Amounts Equivalent to Deferred Income Taxes:
 Generated by Partnership                          158,669   (158,669)   -    <F1>
 Payable by Partners                              (139,220)   139,220    -    <F1>
 Related to Other Comprehensive Income                (715)       715    -    <F1>
  Total Amounts Equivalent to Deferred Income Taxes 18,724    (18,724)   -    <F1>
Total Liabilities                                  500,046    (18,724) 481,312
Partners' Equity                                   343,821       (715) 343,106
Total Liabilities and Partners' Equity             843,867    (19,449) 824,418

Consolidated Statements of Cash Flows

For the three months ended March 31, 2005
Net Income                                           8,211      5,661   13,872
Deferred regulatory asset-income tax related           210       (210)   -   <F1>
Amounts equivalent to deferred income taxes           (210)       210    -   <F1>
Income and other taxes payable by partners           5,661     (5,661)   -   <F1>

For the three months ended March 31, 2004
Net Income                                           9,836      6,835   16,671
Deferred regulatory asset-income tax related          (675)       675    -   <F1>
Amounts equivalent to deferred income taxes            675       (675)   -   <F1>
Income and other taxes payable by partners           6,835     (6,835)   -   <F1>

Consolidated Statement of Changes in Partners' Equity
Partners' Equity Balance at December 31, 2003      343,821       (715) 343,106
Net Income                                           8,211      5,661   13,872
Taxes Payable by Partners                            5,661     (5,661)   -   <F1>
Accumulated Other Comprehensive Income                 319        204      523
Partners' Equity Balance at March 31, 2005         358,012       (511) 357,501

<F1> Line item has been eliminated in the restated financial statements.

3. Comprehensive income consisted of the following:

(in thousands)                                    Three months ended
                                                      March 31,
                                                   2005       2004
                                                 RESTATED   RESTATED
Net income                                       $13,872    $16,671

Other comprehensive income(loss)

   Unrealized gain/(loss)on
   interest rate hedge                               253       (520)

   Reclassification to net income                    270        441

   Unrealized gain (loss) on interest rate
   hedge, net of reclassification adjustment         523        (79)

Comprehensive income                             $14,395    $16,592



4. Retirement Benefit Plans:

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


5. Prior Year Cash Flow Restatement:

The restatement shown below is the result of accruals for capital expenditures being treated as a cash inflow from operations with a corresponding cash use for investing activities. Rather, as required by Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", such amounts are to be shown as supplemental non-cash activities until payment is made shortly after purchase, at which time the cash outflows are shown as investing activities. This adjustment is isolated to the presentation of the Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and has no impact on reported income or balance sheet information.

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


6. Commitments and Contingencies:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 2 to the Consolidated Financial Statements for an explanation of the Provision for Income Taxes Restatement. As a result of this restatement the Management's Discussion and Analysis Section has been modified to eliminate any reference to Provision for income Taxes.

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

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                             Three months ended
Revenues and Volumes Delivered                   March 31,
                                                2005    2004
Operating Revenues (dollars in millions)
Long-term firm reserved service                $ 37.0  $ 34.1
Short-term firm/interruptible/other <F2>          3.3     5.2
Total revenues                                 $ 40.3  $ 39.3

Volumes Transported (millions of dekatherms)
Long-term firm reserved service                  77.3    77.0
Short-term firm/interruptible/other <F2>         12.8    16.8
Total volumes transported                        90.1    93.8

<F2>Short-term firm represents firm service contracts of less than one year.
Other revenue includes deferred asset surcharges, park and loan service revenue and marketing fees.

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

Information Regarding Forward Looking Statements

This quarterly report contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, are not guarantees of future performance and include assumptions about future market conditions, operations and results. They are made in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Partnership can give no assurance that such expectations will be achieved. Among the many factors that could cause actual results to differ materially from those in the forward-looking statements herein are: future demand and prices for natural gas; availability of supplies of Canadian natural gas; regulatory, political, legislative and judicial developments, particularly with regard to regulation by the Federal Energy Regulatory Commission; the cost of the Partnership's expansion projects, including the Eastchester Extension; competitive conditions in the marketplace; changes in the receptivity of the financial markets to the Partnership or other oil and gas credit similar to Iroquois and, accordingly, our strategy for financing any such change in business strategy or expansion. A discussion of these and other factors which may affect our actual results, performance, achievements or financial position is contained in the "Risk Factors" section of the Partnership's Annual Report on Form 10-K/A, which is on file with the United States Securities and Exchange Commission.

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

          PART I. FINANCIAL INFORMATION - (Concluded)

                    ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Partnership's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures," in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatements described in Notes 2 and 5 to the Partnership's consolidated financial statements, management determined that there were material weaknesses in the Partnership's internal control over financial reporting as of March 31, 2005, as more fully described below. Based on that evaluation and because of the material weaknesses described below, the principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures were not effective as of March 31, 2005.

Notwithstanding the existence of the material weaknesses described below, Management believes that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Partnership's financial condition as of March 31, 2005 and 2004 and results of its operations and cash flows for three month periods ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles (GAAP).

INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified by management as of March 31, 2005:

1. The Partnership did not maintain effective controls over the preparation and review of its consolidated statement of cash flows. Specifically, the Partnership did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the consolidated financial statements for the three month periods ended March 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Partnership did not maintain effective controls over the initial selection of and application of generally accepted accounting principles related to the accounting for and presentation of income taxes, including regulatory assets-income tax related, amounts equivalent to deferred income taxes, income and other taxes payable by partners and the related income tax provision. Specifically, the Partnership's controls failed to identify that, as an entity not subject to Federal income tax, the Partnership should not have adopted generally accepted accounting principles relative to deferred income tax accounting in the preparation and presentation of its consolidated financial statements. This control deficiency resulted in the restatement of the consolidated financial statements for the three month periods ended March 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and related disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. The Partnership did not maintain effective controls in the adoption of a change in generally accepted accounting principles. Specifically, with respect to a change in accounting principles related to municipal property taxes that occurred in the fourth quarter of 2003, the Partnership failed to determine that the cumulative effect adjustment should have been recognized and measured retroactively as of January 1, 2003, rather than as of December 31, 2003. Additionally, the Partnership failed to record property tax expense for each subsequent period as recognized and measured in accordance with the new accounting principle. This control deficiency resulted in the restatement of the consolidated financial statements for the three and nine month periods ended September 30, 2003 and 2004. Additionally, this control deficiency could result in a misstatement of the cumulative effective of a change in accounting principle, including periodic property tax expense, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

REMEDIATION ACTIVITIES

In an effort to remediate the material weakness in the Partnership's internal control over financial reporting with respect to controls over the preparation and review of its consolidated statement of cash flows, subsequent to March 31, 2005, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the Consolidated Statement of Cash Flows in accordance with generally accepted accounting principles. Specifically, an analysis of accounts payable is performed at the end of each quarter to determine whether accruals for capital expenditures have been recorded. If capital expenditure accruals have been recorded, those accruals are eliminated from the Consolidated Statement of Cash Flows and shown as a supplemental disclosure of cash flow information. In addition, in instances where capital expenditure accruals have been settled, those settlements are shown as a cash outflow to investing activities on the Consolidated Statements of Cash Flows. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes, when fully implemented and tested, will remediate the material weaknesses described above.

In an effort to remediate the material weaknesses in the Partnership's internal control over financial reporting related to the initial selection of an application of generally accepted accounting principles related to income taxes and the adoption of a change in generally accepted accounting principles described above, management has implemented a process to exclude the provision for income taxes from the Consolidated Statements of Income and to also exclude the amounts equivalent to deferred income taxes and regulatory assets-income tax related from the Consolidated Balance Sheets and related financial statements. Specifically, an analysis of the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity is performed at the end of each quarter to identify all income tax related items. Since the Partnership is regulated by the Federal Energy Regulatory Commission, income taxes will continue to be recorded for regulatory purposes. Those income tax related items will be eliminated from the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity to be included in future Forms 10-Q and Forms 10-K. In addition, management has instituted a process to correctly account for and present in the annual and interim financial statements of the Partnership, changes in accounting principles as required under Accounting Principles Board (APB) Opinion No. 20. Specifically, if applicable, a review of changes in accounting principles will be performed by management at the end of each quarter. This review will include a review of any prior year changes in accounting principles. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes, when fully implemented and tested, will remediate the material weaknesses described above.

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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date: November 9, 2005          By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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