Form 10-K/A
period 2004-12-31
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-11-10
CIK 1118488

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


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

                                   ----------

                        Commission File Number 333-42578

                     Iroquois Gas Transmission System, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-1285387

     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                               One Corporate Drive

                                    Suite 600

                         Shelton, Connecticut 06484-6211

                     (Address of principal executive office)

                                   (Zip Code)


                                 (203) 925-7200

              (Registrant's telephone number, including area code)

                                   ----------

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

                                Yes [ ] No [ X ]

================================================================================

EXPLANATORY PARAGRAPH

Iroquois or "the Partnership" is filing this second amendment on Form 10-K/A to its Annual Report on Form 10-K to restate the Partnership's consolidated financial statements for the years ended December 31, 2002, 2003 and 2004. (For an explanation of the factors surrounding the first amendment on Form 10-K/A, see Note 3 to the Consolidated Financial Statements.) Management reexamined the accounting for and presentation of its provision for income taxes on the Consolidated Statements of Income and the corresponding accounting for and presentation related to income taxes on the Consolidated Balance Sheets and related financial statements. After additional research and evaluation by management, the Partnership concluded that, as a partnership, it should present the Consolidated Statements of Income without the provision for income taxes and should present the Consolidated Balance Sheets without the amounts equivalent to deferred income taxes or regulatory assets-income tax related. In addition, the presentation of these items on the Consolidated Statements of Cash Flows, the Consolidated Statements of Changes in Partners' Equity and the related disclosures in the Notes to the Consolidated Financial Statements are also incorrect.

Restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the errors described above has led management to conclude that material weaknesses existed in the Partnership's internal control over financial reporting as of December 31, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-K/A, Items 6, 7, 8 and 9A of Part II, are being amended.

No attempt has been made in this Form 10-K/A to update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2 and 32 new certifications by the Partnership's principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with the Partnership's filings made with the SEC subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

     Part II - Item 6 - Selected Financial Data

     Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Part II - Item 8 - Financial Statements and Supplementary Data

     Part II - Item 9A - Disclosure Controls and Procedures

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

          Form 10-K Annual Report, for the year ended December 31, 2004

                                Table of Contents

                                                                            Page
                                                                            ----

Special Note Regarding Forward-Looking Statements..............................1

                                     PART I.

ITEM 1.  BUSINESS..............................................................2
ITEM 2.  PROPERTIES...........................................................18
ITEM 3.  LEGAL PROCEEDINGS....................................................19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................25
ITEM 6.  SELECTED FINANCIAL DATA..............................................25
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................27
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........39
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................39
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................39
ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES...................................39
ITEM 9B. OTHER INFORMATION....................................................42

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP..................42
ITEM 11. EXECUTIVE COMPENSATION...............................................46
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................50
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................50

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................51

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Partnership's financial statements, including the notes thereto, appearing elsewhere in this annual report. The income statement, balance sheet and cash flow data for the years ended December 31, 2004, 2003 and 2002 have been derived from the Partnership's financial statements on this Form 10-K/A, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The restated income statement, balance sheet and cash flow data for the years ended December 31, 2000 and 2001 are unaudited. See Note 2 to the Consolidated Financial Statements for an explanation of the Provisions for Income Taxes restatement. See Note 3 to the Consolidated Financial Statements for an explanation of the restatement of the Consolidated Statements of Cash Flows for 2004, 2003 and 2002.



                                                                          RESTATED
                                                  ----------------------------------------------------------
                                                                  Year ended December 31,
                                                  ----------------------------------------------------------
                                                    2004           2003        2002        2001       2000
                                                  --------       --------    --------    --------   --------
                                                                 (In thousands of dollars)
    Income Statement Data:

    Operating revenues...................         $151,996       $132,009    $126,320    $128,270   $127,234

    Operating expenses:

        Operation and maintenance........           27,609         25,400      23,911      22,108     21,119

        Depreciation and amortization....           31,636         24,090      23,684      23,847     23,609

        Taxes other than income taxes....           14,619         12,333      11,206      10,953     11,156
                                                  ---------      ---------   ---------   ---------  ---------

          Total operating expenses.......           73,864         61,823      58,801      56,908     55,884

    Operating income.....................           78,132         70,186      67,519      71,362     71,350

     Other income/ (expenses)............           (1,043)         8,169         507       1,829      1,824
                                                  ---------      ---------   ---------   ---------  ---------


        Net interest expense.............           32,351         24,819      25,148      28,067     31,139
                                                  ---------      ---------   ---------   ---------  ---------

    Income before cumulative effect of change
    in accounting principle..............           44,738         53,536      42,878      45,124     42,035

    Cumulative effect of change in accounting
    principle                                            -          6,196           -           -          -
                                                  ---------      ---------   ---------   ---------  ---------

    Net Income                                    $ 44,738       $ 59,732    $ 42,878    $ 45,124   $ 42,035
                                                  =========      =========   =========   =========  =========


    Cash Flow Data:  (2004, 2003, 2002 Restated)

    Net cash from operating activities...         $ 71,452       $ 70,390    $ 59,398    $ 77,265   $ 57,181

    Capital expenditures.................         $ 34,181       $148,444    $100,049    $ 36,340   $  8,268


    Balance Sheet Data

    (at End of Period):

    Net property, plant and equipment....         $751,202       $759,343    $621,475    $533,219   $520,172

    Total assets ........................         $824,418       $829,531    $675,305    $578,447   $570,734

    Long-term debt, including

        current maturities...............         $457,778       $480,000    $407,222    $366,666   $388,889

    Partners' equity ....................         $343,106       $310,972    $229,846    $189,555   $169,423





Selected Quarterly Financial Data - Unaudited
(In thousands of dollars)

                                                                      Net
                            Operating          Operating             Income
2004                         Revenue            Income             (RESTATED)
----                         -------            ------             ----------

First quarter                $39,320            $22,759             $16,671
Second quarter               $36,288            $18,211              $9,909
Third quarter                $36,072            $16,697              $8,345
Fourth quarter               $40,316            $20,465              $9,813


2003
First quarter                $37,615            $22,723             $23,787 (a)
Second quarter               $30,913            $15,700             $11,446
Third quarter                $29,628            $14,091             $10,500
Fourth quarter               $33,853            $17,672             $13,999



----------
(a) includes the cumulative effect of a change in accounting principle related to municipal property taxes, of $6,196.

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

Results of Operations

         The components of Operating Revenues and Volumes Transported for the past three years are provided in the following table:


                                                                       Year ended
  Revenues and Volumes Transported                                    December 31,
                                                                ----------------------------
                                                                 2004       2003       2002
                                                                ------     ------     ------
  Operating Revenues (dollars in millions)

           Long-term firm reserved service                      $136.3     $115.6     $114.8

           Short-term firm (1)                                    10.3        8.8        4.1

           Interruptible/other (1)                                 5.4        7.6        7.4
                                                                   ---        ---        ---

                    Total revenues                              $152.0     $132.0     $126.3

  Volumes Transported (millions of dekatherms)

           Long-term firm reserved service                       291.4      289.7      300.7

           Short-term firm (1)                                    41.6       23.1       11.4




           Interruptible/other (1)                                27.6       32.4       32.3
                                                                  ----       ----       ----

                    Total volumes transported                    360.6      345.2      344.4


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

                Remaining                    Quantity in
               Term in Years                    MDth/d
               -------------               ------------------
                    1-5                           234.2
                    6-10                          855.1
                    11-15                         189.5
                                           ------------------
                    Total                       1,278.8

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

         As of January 1, 2003, the Partnership changed its method of accounting for municipal property taxes to provide a better matching of property tax expense with the receipt of services provided by the municipalities. Most municipalities in Connecticut assess property values as of October 1 of each year (lien date) with payments due the following July 1, for the year beginning that July 1. Most New York municipalities assess property values as of July 1 (lien date) with payments due the following January 1 for the year beginning that January 1. New York school districts also follow a similar process.

         Through the calendar year ended December 31, 2002, the Partnership accrued property taxes based on estimated assessments beginning on the lien date. For the calendar year ended December 31, 2003, the Partnership began to recognize the actual property tax expense over the same period that the towns recognize the income from those taxes. The cumulative effect of this change in accounting for municipal property taxes, all of which was recognized in the quarter ended March 31, 2003, is a reduction to expense of approximately $6.2 million, and is reflected on the income statement as a cumulative effect of change in accounting principle. If the Partnership had accounted for property taxes in this manner for 2002, the amount that would have been reported as property tax expense for that year would not have been materially different than what was actually reported. This one-time change in accounting principle is not expected to have a significant effect on future property tax expense.

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

Liquidity and Capital Resources

         See Note 3 to the Consolidated Financial Statements for an explanation of the restatement of the Consolidated Statements of Cash Flows for 2004, 2003 and 2002.

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

                             Payments Due by Period


                                      Less than                                     More than
                         Total         1 Year       1 to 3 Years   3 to 5 Years      5 Years
                       --------        -------      ------------   ------------     --------
Long-Term Debt         $457,778        $32,222        $44,444        $49,960        $331,152

Interest Payments
on Debt                 201,777         31,087         58,542         54,601          57,547

Transportation by
Others (1)               24,768          3,372          6,744          6,744           7,908

Operating Leases         10,183            912          1,597          1,567           6,107

Pension
Contributions (2)           836            836             __             __              __
                       --------        -------       --------       --------        --------
Total Contractual
Obligations            $695,342        $68,429       $111,327       $112,872        $402,714
                       ========        =======       ========       ========        ========





----------
(1) Rates are based on known 2005 levels. Beyond 2005, demand rates are subject to change.
(2) Amounts are known only for 2005. No amounts have been assumed for years after that.

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

         Derivatives and hedging

         The Partnership utilizes derivative contracts to hedge interest rate risk associated with the Partnership's existing variable rate debt, and to hedge the net proceeds of new fixed rate debt. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that the Partnership document its hedging strategies and estimates of hedge effectiveness prior to initiating a hedge, as well as continuing to assess hedge effectiveness for the life of the hedging instrument. Currently, the Partnership has two interest rate swaps outstanding with a total notional amount of $25.0 million, and a fair value of ($1.8) million. The Partnership records the market value of these interest rate swaps on its financial statements as a component of Other Comprehensive Income (Partners' Equity) and Other Non-current Liabilities.

         Contingent liabilities

         The Partnership establishes reserves for estimated loss contingencies when it is management's assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management's assumptions and estimates, advice of legal counsel or other third parties regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required. See Note 8 to the Consolidated Financial Statements included elsewhere in this annual report for information about regulatory, litigation and business developments that cause operating and financial uncertainties.

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

         The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. See Note 5 to the Consolidated Financial Statements included elsewhere in this annual report. As of December 31, 2004, the Partnership had $87.8 million of variable-rate debt outstanding. Holding other variables constant, including levels of indebtedness, a one-percentage point increase in interest rates would impact pre-tax earnings by less than $0.6 million.

         The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages F-3 through F-33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Partnership's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures", in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatements described in Notes 2 and 3 to the Partnership's consolidated financial statements, management determined that there were material weaknesses in the Partnership's internal control over financial reporting as of December 31, 2004, as more fully described below. Based on that evaluation and because of the material weaknesses described below, the principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures were not effective as of December 31, 2004.

Notwithstanding the existence of the material weaknesses described below, Management believes that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, the Partnership's financial condition as of December 31, 2004 and 2003, and results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles (GAAP).

INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified by management as of December 31, 2004:

1. The Partnership did not maintain effective controls over the preparation and review of its consolidated statements of cash flows. Specifically, the Partnership did not maintain effective controls to appropriately exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statements of cash flows on an accrual basis rather than on a cash basis. This error resulted in a misstatement of cash flows from investing and operating activities. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and for all interim periods in 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the consolidated statement of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. The Partnership did not maintain effective controls over the initial selection of and application of generally accepted accounting principles related to the accounting for and presentation of income taxes, including regulatory assets-income tax related, amounts equivalent to deferred income taxes, partner's equity, provision for income taxes and cumulative effect of change in accounting principle and the related income tax provision. Specifically, the Partnership's controls failed to identify that, as an entity not subject to Federal income tax, the Partnership should not have adopted generally accepted accounting principles relative to deferred income tax accounting in the preparation and presentation of its consolidated financial statements. This control deficiency resulted in the restatement of the consolidated financial statements for the years ended December 31, 2002, 2003 and 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts and related disclosures that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. The Partnership did not maintain effective controls in the adoption of a change in generally accepted accounting principles. Specifically, with respect to a change in accounting principle related to municipal property taxes that occurred in the fourth quarter of 2003, the Partnership failed to determine that the cumulative effect adjustment should have been recognized and measured retroactively as of January 1, 2003, rather than as of December 31, 2003. Additionally, the Partnership failed to record property tax expense for each subsequent period as recognized and measured in accordance with the new accounting principle. This control deficiency resulted in the restatement of the consolidated financial statements for quarterly selected financial data. Additionally, this control deficiency could result in a misstatement of the cumulative effective of a change in accounting principle, including periodic property tax expense, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

REMEDIATION ACTIVITIES

In an effort to remediate the material weakness in the Partnership's internal control over financial reporting with respect to controls over the preparation and review of its consolidated statement of cash flows, subsequent to December 31, 2004, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the Consolidated Statement of Cash Flows in accordance with generally accepted accounting principles. Specifically, an analysis of accounts payable is performed at the end of each quarter to determine whether accruals for capital expenditures have been recorded. If capital expenditure accruals have been recorded, those accruals are eliminated from the Consolidated Statement of Cash Flows and shown as a supplemental disclosure of cash flow information. In addition, in instances where capital expenditure accruals have been settled, those settlements are shown as cash outflows in investing activities on the Consolidated Statement of Cash Flows. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes, when fully implemented and tested, will remediate the material weaknesses described above.

In an effort to remediate the material weaknesses in the Partnership's internal control over financial reporting related to the initial selection of and application of generally accepted accounting principles related to income taxes and the adoption of a change in generally accepted accounting principles described above, management has implemented a process to exclude the provision for income taxes from the Consolidated Statements of Income and to also exclude the amounts equivalent to deferred income taxes and regulatory assets-income tax related from the Consolidated Balance Sheets and related financial statements. Specifically, an analysis of the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity is performed at the end of each quarter to identify all income tax related items. Since the Partnership is regulated by the Federal Energy Regulatory Commission, income taxes will continue to be recorded for regulatory purposes. Those income tax related items will be eliminated from the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity to be included in future Forms 10-Q and Forms 10-K. In addition, management has instituted a process to correctly account for and present in the annual and interim financial statements of the Partnership, changes in accounting principles as required under Accounting Principles Board (APB) Opinion No. 20. Specifically, if applicable, a review of changes in accounting principles will be performed by management at the end of each quarter. This review will include a review of any prior year changes in accounting principles. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes, when fully implemented and tested, will remediate the material weaknesses described above.

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


ITEM 9B. OTHER INFORMATION

         None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Executive Officers

         The following table sets forth the names, ages and positions of the executive officers of IPOC.


Name                             Age           Position
----                            ----           --------
E.J. "Jay" Holm                  60            President

Paul Bailey                      58            Vice President and Chief Financial Officer

Jeffrey A. Bruner                46            Vice President, General Counsel and Secretary

Scott E. Rupff                   40            Vice President, Marketing and Commercial Operations



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

  Carl A. Taylor                40         Energy East                                      TEN Transmission Company

  Richard A. Rapp               46         KeySpan Corporation                              NorthEast Transmission
                                                                                            Company, KeySpan IGTS
                                                                                            Corp.

  Joseph P. Shields             47         New Jersey Natural Gas Company                   NJNR Pipeline Company

  Thomas Hoatson                49         Goldman Sachs Group                              JMC-Iroquois, Inc.
                                                                                            Iroquois Pipeline
                                                                                            Investment, LLC



  Name                          Age        Affiliate at Which Employed                        Partner Represented
  ----                          ---        ---------------------------                        -------------------
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


                                          SUMMARY COMPENSATION TABLE


                                                    Annual Compensation
                                 ----------------------------------------------------------
                                                                            Other Annual       All Other
  Name and                                                                  Compensation      Compensation
  Principal Position              Year     Salary ($)(1)       Bonus ($)       ($)(4)           ($)(5)
  ------------------              ----     --------------     ---------       -------          -------
  Edward J. Holm                  2004         294,439.25     114,848.97        ---           $13,000.00
    President(2)                  2003         214,748.79      98,658.00      $153,009.10            ---

  Paul Bailey                     2004         204,132.70      51,586.57        ---           124,608.47
    Vice President and Chief      2003         197,050.67      43,936.00        ---           113,026.57
    Financial Officer             2002         193,089.42      57,000.00        ---           106,122.20

  Jeffrey A. Bruner               2004         174,042.32      54,888.54        ---            80,186.58
    Vice President, General       2003         167,335.08      44,172.00        ---            67,886.42
    Counsel and Secretary         2002         157,103.91      39,100.00        ---            59,409.00

  Scott E. Rupff                  2004         129,571.50      43,329.06      364.71            6,563.07
    Vice President, Marketing     2003         104,606.84      17,344.00        ---             5,314.92
    and Commercial Operations     2002         100,583.34      23,000.00        ---             5,113.68

  Herbert A. Rakebrand III        2004         382,987.71            ---        ---             2,556.76
    Vice President, Marketing     2003         190,479.02      41,974.00        ---            89,766.90
    and Transportation (3)        2002         190,895.76      54,400.00        ---            79,268.01


----------

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

(4) Disclosure is not required of any perquisites or other personal benefits since the amount of any such benefits for each named executive officer is less than $50,000 and less than 10% of the total annual salary and bonus reported for the named executive officer, except disclosure includes reimbursement of certain relocation expenses of $149,383.92 and an automobile allowance of $3,625.18 for Mr. Holm for the 2003 fiscal year and a tax gross up of 364.71 for Mr. Rupff in the 2004 fiscal year..

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partners

         The Partnership is a limited partnership wholly owned by its partners. The following information summarizes the ownership interest of the partners:


                                                                    General        Limited
                                                                    Partner        Partner      Total Partnership
  Ultimate Parent                Name of Parnter                    Interest       Interest         Interest
  ---------------                ---------------                    ---------      --------     -----------------
  TransCanada PipeLines          TransCanada Iroquois Ltd.           29.0%            --              29.0%
        Limited                  TCPL Northeast Ltd.                 11.96%           --             11.96%


  KeySpan Corporation            NorthEast Transmission Company      18.07%         1.33%             19.4%


                                 Keyspan IGTS Corp.                   1.0%            --              1.0%



                                                                    General        Limited
                                                                    Partner        Partner      Total Partnership
  Ultimate Parent                Name of Parnter                    Interest       Interest         Interest
  ---------------                ---------------                    ---------      --------     -----------------
  Dominion Resources, Inc.       Dominion Iroquois, Inc.             24.72%           --             24.72%


  Cogentrix Energy, Inc.         JMC-Iroquois, Inc.                  4.57%           .36%             4.93%
                                 Iroquois Pipeline Investment,       0.84%            --              0.84%
                                 LLC


  Energy East Corporation        TEN Transmission Company            4.46%           .41%             4.87%


  New Jersey Resources           NJNR Pipeline Company               3.28%            --              3.28%
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

         2.         Financial Statement Schedules

                    None.

         3.         Exhibits


  Exhibit
  Number                          Description
----------                        -----------

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

----------

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


                           IROQUOIS GAS TRANSMISSION SYSTEM, L.P., as Registrant

                           By:  Iroquois Pipeline Operating Company, its Agent





Date: November 10, 2005         By:    /s/ Paul Bailey
                                   ---------------------------------------------
                                   Name:  Paul Bailey
                                   Title: Vice President and Chief Financial
                                            Officer





                                By:    /s/ Jay Holm
                                   ---------------------------------------------
                                   Name:  E.J. "Jay" Holm
                                   Title: President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 10, 2005.

Signatures                           Title
----------                           -----


/s/ Paul Bailey                      Vice President and Chief Financial Officer
------------------------------       of Iroquois Pipeline Operating Company
Paul Bailey



/s/ Jay Holm                         President of Iroquois Pipeline Operating
------------------------------       Company
E.J. "Jay" Holm



/s/ Nicholas A. Rinaldi              Controller of Iroquois Pipeline Operating
------------------------------       Company
Nicholas A. Rinaldi



/s/ Carl A. Taylor                   Representative on the Management Committee
------------------------------
Carl A. Taylor

/s/ Richard A. Rapp                  Representative on the Management Committee
------------------------------
Richard A. Rapp



/s/ Georgia B. Carter                Representative on the Management Committee
------------------------------
Georgia B. Carter



/s/ Dean K. Ferguson                 Representative on the Management Committee
------------------------------
Dean K. Ferguson



/s/ Joseph P. Shields                Representative on the Management Committee
------------------------------
Joseph P. Shields



/s/ Thomas Hoatson                   Representative on the Management Committee
------------------------------
Thomas Hoatson

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----

Report of Independent Registered Public Accounting Firm.........................................................F-2

Financial Statements (Restated):

         Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.................F-3

         Consolidated Balance Sheets as of December 31, 2004 and 2003...........................................F-4

         Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.............F-7

         Statements of Changes in Partners' Equity for the years ended December 31, 2004, 2003 and 2002 ........F-9

         Notes to Financial Statements.........................................................................F-10


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

As discussed in Notes 2, 3 and 4 to the accompanying consolidated financial statements, the 2004, 2003 and 2002 consolidated financial statements have been restated.

As discussed in Note 4 to the accompanying consolidated financial statements, the Partnership changed its method of accounting for municipal property taxes in 2003.



February 1, 2005, except for Note 3, as
  to which the date is June 21, 2005
  and Notes 2 and 4, as to which the
  date is November 3, 2005

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            (thousands of dollars)

FOR YEAR ENDED DECEMBER 31                                         2004               2003               2002

                                                                RESTATED            RESTATED           RESTATED
OPERATING REVENUES                                              $151,996            $132,009           $126,320


OPERATING EXPENSES:

  Operation and maintenance                                       27,609              25,400             23,911

  Depreciation and amortization                                   31,636              24,090             23,684

  Taxes other than income taxes                                   14,619              12,333             11,206
                                                                ---------           ---------          ---------

  Total Operating Expenses                                        73,864              61,823             58,801
                                                                ---------           ---------          ---------


OPERATING INCOME                                                  78,132              70,186             67,519
                                                                ---------           ---------          ---------


OTHER INCOME/(EXPENSES):

  Interest income                                                    453                 226                416

  Allowance for equity funds used
    during construction                                            1,123               8,670              2,319

  Other, net                                                      (2,619)               (727)            (2,228)
                                                                ---------           ---------          ---------

                                                                  (1,043)              8,169                507
                                                                ---------           ---------          ---------


INTEREST EXPENSE:

  Interest expense                                                33,421              33,384             27,892

  Allowance for borrowed funds
    used during construction                                      (1,070)             (8,565)            (2,744)
                                                                ---------           ---------          ---------


    Net Interest Expense                                          32,351              24,819             25,148
                                                                ---------           ---------          ---------



INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                              44,738              53,536             42,878


CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                               __               6,196                 __
                                                                ---------           ---------          ---------


NET INCOME                                                       $44,738             $59,732            $42,878
                                                                =========           =========          =========


   The accompanying notes are an integral part of these financial statements.



                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                              (thousands of dollars)

AT DECEMBER 31                                                    2004                2003

                                                                RESTATED            RESTATED

CURRENT ASSETS:

  Cash and temporary cash investments                             $36,393             $36,344

  Accounts receivable - trade, net                                  6,752               7,080

  Accounts receivable - affiliates                                  6,584               5,495

  Prepaid property taxes                                            5,602               3,248

  Other current assets                                              4,914               3,165
                                                                ----------          ----------

    Total Current Assets                                           60,245              55,332
                                                                ----------          ----------


NATURAL GAS TRANSMISSION PLANT:

  Natural gas plant in service                                  1,094,821             802,220

  Construction work in progress                                     6,472             280,528
                                                                ----------          ----------

                                                                1,101,293           1,082,748

  Accumulated depreciation and amortization                      (350,091)           (323,405)
                                                                ----------          ----------

    Net Natural Gas Transmission Plant                            751,202             759,343
                                                                ----------          ----------


OTHER ASSETS AND DEFERRED CHARGES:
  Regulatory assets                                                 1,285               1,473

  Other assets and deferred charges                                11,686              13,383
                                                                ----------          ----------

    Total Other Assets and Deferred Charges                        12,971              14,856
                                                                ----------          ----------

    TOTAL ASSETS                                                 $824,418            $829,531
                                                                ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.

                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND PARTNERS' EQUITY                                      (thousands of dollars)

AT DECEMBER 31                                                    2004                2003

                                                                RESTATED            RESTATED
CURRENT LIABILITIES:

  Accounts payable                                                $9,454             $21,424

  Accrued interest                                                 4,674               4,626

  Current portion of long-term debt (Note 5)                      32,222              32,222

  Customer deposits                                                3,899               5,132

  Other current liabilities                                        2,250               2,293
                                                                ----------          ----------

   Total Current Liabilities                                      52,499              65,697
                                                                ----------          ----------


LONG-TERM DEBT (NOTE 5)                                          425,556             447,778
                                                                ----------          ----------


OTHER NON-CURRENT LIABILITIES:

  Unrealized loss-interest rate hedge                              1,771               3,263

  Other non-current liabilities                                    1,486               1,821
                                                                ----------          ----------

    Total Other Non-Current Liabilities                            3,257               5,084
                                                                ----------          ----------


COMMITMENTS AND CONTINGENCIES (NOTE 8)

   TOTAL LIABILITIES                                             481,312             518,559
                                                                ----------          ----------


PARTNERS' EQUITY                                                 343,106             310,972
                                                                ----------          ----------


  TOTAL LIABILITIES AND
  PARTNERS' EQUITY                                              $824,418            $829,531
                                                                ----------          ----------


   The accompanying notes are an integral part of these financial statements.



                     IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       (thousands of dollars)

FOR THE YEARS ENDED DECEMBER 31                                               2004             2003              2002

                                                                            Restated         Restated          Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                 $44,738          $59,732           $42,878

  Adjusted for the following:

    Depreciation and amortization                                             31,636           24,090            23,684

    Allowance for equity funds used
      during construction                                                     (1,123)          (8,670)           (2,319)

    Other assets and deferred charges                                          1,680            1,551            (8,446)

    Other non-current liabilities                                                490             (515)              257

    Changes in Working Capital:

       Accounts receivable                                                      (761)            (721)             (107)

       Prepaid property taxes                                                 (2,354)          (2,303)              (68)

       Other current assets                                                   (1,749)            (272)             (476)

       Accounts payable                                                          123               65              (336)

       Accrued interest                                                           48           (2,213)            3,930

       Customer deposits                                                      (1,233)           4,773               356

       Other current liabilities                                                 (43)          (5,127)               45
                                                                             --------         --------          --------

NET CASH PROVIDED BY
OPERATING ACTIVITIES:                                                         71,452           70,390            59,398
                                                                             --------         --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                       (34,181)        (148,444))        (100,049)
                                                                             --------         --------          --------

   NET CASH USED FOR INVESTING ACTIVITIES                                    (34,181)        (148,444)         (100,049)
                                                                             --------         --------          --------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Partner distributions                                                      (15,000)              --                --

  Long-term debt borrowings                                                       --           95,000           205,000

  Repayments of long-term debt                                               (22,222)         (22,222)         (164,444)

  Partner contributions                                                           --           20,000                --
                                                                             --------         --------          --------

    NET CASH PROVIDED BY / (USED FOR)
    FINANCING ACTIVITIES                                                     (37,222)          92,778            40,556
                                                                             --------         --------          --------


NET INCREASE/(DECREASE) IN CASH AND

  TEMPORARY CASH INVESTMENTS                                                      49           14,724               (95)


CASH AND TEMPORARY CASH INVESTMENTS
   AT BEGINNING OF YEAR                                                       36,344           21,620            21,715
                                                                             --------         --------          --------


CASH AND TEMPORARY CASH
  INVESTMENTS AT END OF YEAR                                                 $36,393          $36,344           $21,620
                                                                             --------         --------          --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR INTEREST                                                     $31,744          $33,969           $23,060
                                                                             ========         ========          ========

ACCOUNTS PAYABLE ACCRUALS FOR
   CAPITAL EXPENDITURES                                                       $8,504          $20,597           $15,941
                                                                             ========         ========          ========



   The accompanying notes are an integral part of these financial statements.

                                      IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                              (thousands of dollars)
                                                    (RESTATED)


                                                                                       Accumulated
                                                       Equity          Equity             Other            Total
                                          Net      Distributions    Contributions     Comprehensive      Partners'
                                        Income       to Partners     by Partners      Income/(Loss)       Equity

Balance at December 31, 2001             $423,709     $ (490,544)     $ 259,381         $   (2,990)     $189,556
                                      ============ =============== ================ =================== ============


Net income                                 42,878                                                         42,878

Taxes payable by partners                                                                                     --

Other comprehensive, loss                                                                   (2,588)      (2,588)

Balance at December 31, 2002             $466,587     $ (490,544)     $ 259,381         $   (5,578)     $229,846
                                      ============ =============== ================ =================== ============


Net income                                 59,732                                                         59,732
Taxes payable by partners                                                                                     --
Equity contributions                                                     20,000                           20,000

Other comprehensive income                                                                   1,394        1,394

Balance at December 31, 2003             $526,319     $ (490,544)     $ 279,381         $   (4,184)     $310,972
                                      ============ =============== ================ =================== ============


Net income                                 44,738                                                         44,738
Taxes payable by partners                                                                                    --
Equity distributions                                     (15,000)                                        (15,000)

Other comprehensive income                                                                   2,396        2,396

Balance at December 31, 2004             $571,057     $ (505,544)     $ 279,381         $   (1,788)     $343,106
                                      ============ =============== ================ =================== ============


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

         NOTE 2

         PROVISIONS FOR INCOME TAXES RESTATEMENT:

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

         The following table sets forth the restatement to the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, the Consolidated Balance Sheets as of December 31, 2004 and 2003, the Consolidated Statements of Changes in Partners' Equity as of December 31, 2004, 2003 and 2002 and the Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002. Additionally, appropriate comparative amounts as of or for the respective year ended December 31, 2004 have been reflected as "Restated" elsewhere in these Notes to the Consolidated Financial Statements.


                                                                                  (in thousands)

                                                                        As
                                                                     Originally                      AS
                                                                      Reported     Adjustment      Restated
Consolidated Statements of Income

For the year ended December 31, 2004
Provision for income taxes                                           $  18,013     $  (18,013)     $        -(1)
Income before cumulative effect of change in accounting principle       26,725        (26,725)              -(1)
Net Income                                                              26,725         18,013          44,738

For the year ended December 31, 2003
Provision for income taxes                                           $  21,435     $  (21,435)     $      -(1)
Income before cumulative effect of change in accounting principle       32,101        (32,101)            -(1)
Cumulative effect of change in accounting principle                      3,715          2,481         6,196
Net Income                                                              35,816         23,916        59,732

For the year ended December 31, 2002
Provision for income taxes                                           $  16,911     $  (16,911)     $      -(1)
Income before cumulative effect of change in accounting principle       25,967        (25,967)            -(1)
Net Income                                                              25,967         16,911        42,878

Consolidated Balance Sheets
At December 31, 2004
Regulatory assets - income tax related                               $  19,449     $  (19,449)     $      -(1)
Total other assets and deferred charges                                 32,420        (19,449)       12,971
Total assets                                                           843,867        (19,449)      824,418
Amounts equivalent to deferred income taxes:
 Generated by partnership                                              158,669       (158,669)            -(1)
 Payable by partners                                                  (139,220)       139,220             -(1)
 Related to other comprehensive income                                    (715)           715             -(1)
  Total amounts equivalent to deferred income taxes                     18,734        (18,734)            -(1)
Total liabilities                                                      500,046        (18,734)      481,312
Partners' equity                                                       343,821           (715)      343,106
Total liabilities and partners' equity                                 843,867        (19,449)      824,418

As of December 31, 2003:
Regulatory assets - income tax related                               $  19,174     $  (19,174)     $      -(1)
Total other assets and deferred charges                                 34,030        (19,174)       14,856
Total assets                                                           848,705        (19,174)      829,531
Amounts equivalent to deferred income taxes:
 Generated by partnership                                              122,220       (122,220)            -(1)
 Payable by partners                                                  (103,046)       103,046             -(1)
 Related to other comprehensive income                                  (1,671)        (1,671)            -(1)
  Total amounts equivalent to deferred income taxes                     17,503        (17,053)          450



Total liabilities                                                      536,062        (17,053)      519,009
Partners' equity                                                       312,643         (1,671)      310,972
Total liabilities and partners' equity                                 848,705        (19,174)      829,531

Consolidated Statements of Cash Flows

For the year ended December 31, 2004
Net Income                                                           $  26,725     $   18,013      $ 44,738
Deferred regulatory asset-income tax related                              (275)           275             -(1)
Amounts equivalent to deferred income taxes                                275           (275)            -(1)
Income and other taxes payable by partners                              18,013        (18,013)            -(1)

For the year ended December 31, 2003:
Net Income                                                           $  35,816     $   23,916      $ 59,732
Deferred regulatory asset-income tax related                            (5,094)         5,094             -(1)
Amounts equivalent to deferred income taxes                              5,094          5,094             -(1)
Income and other taxes payable by partners                              23,916        (23,916)            -(1)

For the year ended December 31, 2002:
Net Income                                                           $  25,967     $   16,911      $ 42,878
Deferred regulatory asset-income tax related                              (782)           782             -(1)
Amounts equivalent to deferred income taxes                                782           (782)            -(1)
Income and other taxes payable by partners                              16,911         16,911             -(1)

Consolidated Statement of Changes in Partners' Equity
Partners' Equity Balance at December 31, 2001                        $ 190,764     $   (1,208)     $189,556
Net Income                                                              25,967         16,911        42,878
Taxes Payable by Partners                                               16,911        (16,911)            -(1)
Accumulated Other Comprehensive Income                                  (1,569)        (1,018)       (2,587)
Partners' Equity Balance at December 31, 2002                        $ 232,073     $   (2,227)     $229,846


Net Income                                                           $  35,816     $   23,916      $ 59,732
Taxes Payable by Partners                                               23,916        (23,916)            -(1)
Accumulated Other Comprehensive Income                                     838            556         1,394
Partners' Equity Balance at December 31, 2003                        $ 312,643         (1,671)     $310,972


Net Income                                                           $  26,725     $   18,013      $ 44,738
Taxes Payable by Partners                                               18,013        (18,013)            -(1)
Accumulated Other Comprehensive Income                                   1,440            956         2,396
Partners' Equity Balance at December 31, 2003                        $ 343,821           (715)     $343,106



(1) Line item has been eliminated in the restated financial statements


         NOTE 3

CASH FLOWS RESTATEMENT

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

                                                      (in thousands)
                                               As
                                           Originally                 As
                                            Reported   Adjustment   Restated

Changes in working capital -
  accounts payable                         $   4,721   $  (4,656)    $      65

Net cash provided by operating
  activities                               $  75,046   $  (4,656)    $  70,390

Cash flows from investing activities -
  capital expenditures                     $(153,100)  $   4,656     $(148,444)

Net cash used in investing activities      $(153,100)  $   4,656     $(148,444)

Supplemental Disclosures of Cash Flow

  Information:
Accounts Payable Accrual for
  Capital Expenditures                     $     -     $  20,597     $  20,597



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



         NOTE 4

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

         Derivatives and Hedging

         The Partnership utilizes derivative contracts to hedge interest rate risk associated with the Partnership's existing variable rate debt, and to hedge the net proceeds of new fixed rate debt. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires that the Partnership document its hedging strategies and estimates of hedge effectiveness prior to initiating a hedge, as well as continuing to assess hedge effectiveness for the life of the hedging instrument. Currently, the Partnership has two interest rate swaps outstanding with a total notional amount of $25.0 million, and a fair value of ($1.8) million. The Partnership records the market value of these interest rate swaps on its financial statements as a component of Other Comprehensive Income (Partners' Equity) and Other Non-current Liabilities.

         Change in Method of Accounting for Municipal Property Taxes

         As of January 1, 2003, the Partnership changed its method of accounting for municipal property taxes to provide a better matching of property tax expense with the receipt of services provided by the municipalities. Most municipalities in Connecticut assess property values as of October 1 of each year (lien date) with payments due the following July 1, for the year beginning that July 1. Most New York municipalities assess property values as of July 1 (lien date) with payments due the following January 1 for the year beginning that January 1. New York school districts also follow a similar process.

         Through the calendar year ended December 31, 2002, the Partnership accrued property taxes based on estimated assessments beginning on the lien date. For the calendar year ended December 31, 2003, the Partnership began to recognize the actual property tax expense over the same period that the towns recognize the income from those taxes. The cumulative effect of this change in accounting for municipal property taxes, all of which is recognized as of January 1, 2003 is a reduction to expense of approximately $6.2 million and is reflected on the income statement as a cumulative effect of change in accounting principle. If the Partnership had accounted for property taxes in this manner for 2002 and 2001, the amounts that would have been reported as property tax expense for these years would not have been materially different than what is actually reported.

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

         Other Comprehensive Income

         Comprehensive Income consisted of the following (in thousands of dollars):


         Year end December 31,                                                  2004                     2003
                                                                                ----                     ----
                                                                              RESTATED                 RESTATED
         NET INCOME:                                                          $44,738                  $59,723
                                                                             ---------                ---------

         OTHER COMPREHENSIVE INCOME (LOSS):

         Unrealized loss on interest rate hedge                                   (80)                    (574)

         Reclassification to net income                                         1,573                    1,950
                                                                             ---------                ---------

         Unrealized gain (loss) on interest rate hedge, net of
         reclassification adjustment                                            1,493                    1,376
                                                                             ---------                ---------

         Additional minimum liability on pension plan                             824                      (56)

         Unrealized gain on supplemental pension plan                              81                       77
                                                                             ---------                ---------

         Comprehensive Income                                                 $47,136                  $61,120
                                                                             =========                =========


         NOTE 5

LONG TERM DEBT:

Detailed information on long-term debt is as follows:


                                                                                          December 31,
                                                                                     2004                2003
                                                                                     ----                ----
Senior Notes - 8.68% due 2010                                                      $200,000            $200,000
Senior Notes - 6.10% due 2027                                                       170,000             170,000
Term Loan Facility due 2008 (LIBOR)                                                  77,778             100,000
Revolving Credit Facility due 2005 (LIBOR)                                           10,000              10,000
                                                                                   ---------           ---------

                                            Total                                  $457,778            $480,000

Less Current Maturities of Long-Term Debt                                            32,222              32,222

         Long-Term Debt                                                            $425,556            $447,778



         On August 9, 2000, the Partnership entered into an interest rate swap agreement to hedge a portion of the interest rate risk on its credit facilities. The interest rate swap agreement terminates on the last business day in May 2009. Under its terms, the Partnership agreed to pay a fixed rate of 6.82% on an initial notional amount of $25.0 million, which is being amortized during the term of the interest rate swap agreement, in return for payment of a floating rate of 3-month LIBOR on the amortizing notional amount. The Partnership also agreed to grant an option to the swap counter-party to enter into an additional interest rate swap agreement. The option was exercised on December 26, 2000 with a termination date on the last business day in May 2009. This additional interest swap agreement has the same fixed and floating rate terms as the initial interest rate swap agreement and is for an initial notional amount of $24.3 million, which is being amortized during the term of the additional interest rate swap agreement. The two interest swap agreements were amended on August 14, 2002 to match the term of the Partnership's amended credit agreement, which was also completed on that date. As of December 31, 2004 and December 31, 2003, the aggregate notional principal amount of these two swaps was $25.0 million and $30.6 million, respectively. The fair value of these interest rate swaps, net of taxes at December 31, 2004 and December 31, 2003, was ($1.8) million and ($3.3) million, respectively.

         The combined schedule of repayments at December 31, 2004 is as follows (millions of dollars):

                        Year                          Scheduled Repayment
                        ----                          -------------------

                        2005                                $  32.2
                        2006                                $  22.2
                        2007                                $  22.2
                        2008                                $  22.3

                        2009                                $  27.6
                        Thereafter                          $ 331.2

         NOTE 6

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

         NOTE 7

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

         NOTE 8

         COMMITMENTS AND CONTINGENCIES:

         Regulatory Proceedings

         FERC Docket No. RP97-126, RP94-72 et al and RP03-589.
         ----------------------------------------------------

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

         Brookfield Project (FERC Docket No. CP02-31-000)
         ------------------------------------------------

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

         The following table summarizes the Partnership's related party transactions (millions of dollars):


                                                            Payments          Due (to)/from      Revenue
                                                            to Related        Related            from Related
                             2004                           Parties           Parties            Parties
        ---------------------------------------------------------------------------------------------------------
        TransCanada Iroquois Ltd.                            $ 0.1             $  (0.1)           $   --
        Dominion Iroquois, Inc.                                --                  0.2               0.8
        NorthEast Transmission Company                         1.0                 3.7              35.2



        JMC-Iroquois, Inc.                                     --                  1.1              14.2
        TEN Transmission Company                               --                  1.0              11.8
        NJNR Pipeline Company                                  --                  0.6               8.2
                                                         --------------------------------------------------------
                          Totals                             $ 1.1             $   6.5            $ 70.2
                                                         ==================== =============== ===================




                                                            Payments          Due from           Revenue
                                                            to Related        Related            from Related
        2003                                                Parties           Parties            Parties
        ---------------------------------------------------------------------------------------------------------
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

         The consolidated net cost for the CBRP and the EBP's (collectively the "Plans") included in the consolidated statements of income for the years ending December 31 (which is the measurement date for each year), include the following components (thousands of dollars):


                                                               2004               2003              2002
          ---------------------------------------------------------------------------------------------------
          Service cost                                          $839               $811              $687
          Interest cost                                          307                246               194


          Expected return on plan assets                        (353)              (245)             (211)
          Amortization of prior service cost                      12                 12                22
          Recognition of net actuarial loss                       59                 57                22
                                                               ------             ------             ------
          Net periodic pension cost before FAS 88               $864               $881              $714
          Recognized FAS 88 settlement/curtailment
          amount                                                $ --              $ (87)             $  --
                                                               ======             ======             ======



         The following tables represent the Plans' combined funded status reconciled to amounts included in the consolidated balance sheets as of December 31, 2004 and 2003 (thousands of dollars):


Change in Benefit Obligation                                            2004             2003
                                                                  ----------------- ----------------
Benefit obligation at beginning of year                                $5,110            $3,861
Service cost                                                              839               811
Interest cost                                                             307               246
Actuarial gain                                                            122               346
Curtailments and settlements                                                -              (108)
Benefits paid                                                            (368)              (46)
                                                                  ----------------- ----------------
Benefit obligation at end of year                                      $6,010            $5,110
                                                                  ================= ================

Change in Plan Assets                                                   2004             2003
                                                                  ----------------- ----------------
Fair value of plan assets at beginning of year                         $4,101            $2,483
Actual return on plan assets                                              541               632
Employer contribution                                                   1,441             1,032
Benefits paid                                                            (368)              (46)
                                                                  ----------------- ----------------
Fair value of plan assets at end of year                               $5,715            $4,101
                                                                  ================= ================

Reconciliation of Funded Status                                         2004             2003
                                                                  ----------------- ----------------
Funded status                                                           $(295)          $(1,009)
Unrecognized net actuarial loss                                           841               966
Unrecognized prior service cost                                            25                37
Prepaid / (Accrued) benefit cost                                         $571               $(6)
                                                                  ================= ================


         Amounts recognized in the consolidated balance sheets at December 31 consist of (thousands of dollars):


                                                                              2004              2003
                                                                         ---------------- -----------------
              Prepaid benefit cost                                             $1,083            $   --



              Accrued benefit cost                                               (686)          (1,005)

              Intangible assets                                                     --                --

              Accumulated other comprehensive income                              174              999
                                                                         ---------------- -----------------
              Net amount recognized                                            $  571           $   (6)
                                                                         ================ =================


         Information for pension plans with an accumulated benefit obligation in excess of plan assets (thousands of dollars):


                                                                              2004              2003
                                                                         ---------------- -----------------

              Projected benefit obligation                                   $6,010           $5,110

              Accumulated benefit obligation                                 $6,010           $5,099

              Fair value of plan assets                                      $5,715           $4,101

         Additional Information (thousands of dollars):

                                                                              2004              2003
                                                                         ---------------- -----------------
         (Decrease) / Increase in minimum liability included in other         $(825)             $56
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


         The following table summarizes the weighted average assumptions used to determine the net periodic benefit cost for years ended December 31 (rates shown are rates at beginning of measurement period):


                                                                            2004         2003         2002
                                                                         ------------ ------------ ------------
              Discount rate                                                 6.00%        6.50%        7.00%

              Expected long-term return on plan assets                      8.00%        8.00%        9.00%

              Rate of compensation increase                                 4.00%        4.00%        4.50%


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

         The following table summarizes the expected future benefit payments over the next five years and aggregate five years thereafter (thousands of dollars):

                            Year           Benefit payments
                     -------------------- -------------------
                            2005                 $271
                            2006                 $488
                            2007                 $343
                            2008                 $602
                            2009                 $723
                          2010-2014             $4,851

         Plan Assets

         The following table sets forth the Partnership's pension plans weighted average asset allocations at December 31, 2004 and December 31, 2003.


          Asset Category                              2004         2003
          ---------------------------------------- ------------ ------------

          U.S. Equities                                 45%          45%

          International Equities                        10%          11%

          Real Estate                                    5%           5%

          U.S. Fixed Income                             37%          37%

          Other                                          3%           2%

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

          Asset Category                              2004         2003
          ---------------------------------------- ------------ ------------

          U.S. Equities                                 45%          45%

          International Equities                        10%          10%

          Real Estate                                    5%           5%

          U.S. Fixed Income                             38%          38%

          Other                                          2%           2%

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

                                    EXHIBITS

  Exhibit
  Number                          Description
----------                        -----------

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

----------

     * Previously filed as an exhibit to the Partnership's Registration Statement on Form S-4 (No. 333- 42578).

    ** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

   *** Previously filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.