Form 10-Q
period 2005-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-11-14
CIK 1118488

              UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q




[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                        TABLE OF CONTENTS




                                                                        Page
                                                                         No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2005 and 2004 and
          Nine Months Ended September 30, 2005 and 2004                   3
       Consolidated Balance Sheets - September 30, 2005
          and December 31, 2004                                           4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2005 and 2004                   5
       Consolidated Statement of Changes in Partners' Equity -
          Nine Months Ended September 30, 2005 and                        6
          Nine Months Ended September 30, 2004                            6
       Notes to Consolidated Financial Statements                         7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  9

   ITEM 4.  Controls and Procedures                                      10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                            11
   ITEM 5.  Other Information                                            11
   ITEM 6.  Exhibits                                                     11


   Signatures                                                            12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                   2005      2004           2005      2004
                                           RESTATED                 RESTATED

OPERATING REVENUES, NET           $36,442   $36,072       $112,933  $111,679

OPERATING EXPENSES
 Operation and maintenance          7,447     7,250         19,459    19,966
 Depreciation and amortization      8,008     8,067         24,100    23,548
 Taxes other than income taxes      4,521     4,058         13,426    10,499

   Operating expenses              19,976    19,375         56,985    54,013

OPERATING INCOME                   16,466    16,697         55,948    57,666

OTHER INCOME/(EXPENSES)
Interest Income                       351       132            774       259
Allowance for equity funds
  used during construction             --        --             --     1,123
 Other, net                            14      (100)        10,881      (146)
    Other income/(expenses)           365        32         11,655     1,236

INTEREST EXPENSE
Interest Expense                    8,303     8,384         25,023    25,047
 Allowance for borrowed funds
  used during construction             --        --             --    (1,070)
 Interest Expense, Net              8,303     8,384         25,023    23,977

NET INCOME                        $ 8,528   $ 8,345       $ 42,580  $ 34,925

The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)
         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                             September 30,    December 31,
ASSETS                                           2005             2004
                                                                RESTATED
CURRENT ASSETS
 Cash and temporary cash investments          $  50,119       $   36,393
 Accounts receivable - trade, net                 5,943            6,752
 Accounts receivable - affiliates                 5,686            6,584
 Prepaid property taxes                           9,328            5,602
 Other current assets                             5,693            4,914
   Total Current Assets                          76,769           60,245

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,097,531        1,094,821
 Construction work in progress                    7,716            6,472
                                              1,105,247        1,101,293
 Accumulated depreciation and amortization     (373,768)        (350,091)
   Natural Gas Transmission Plant, Net          731,479          751,202

OTHER ASSETS AND DEFERRED CHARGES
Regulatory assets                                 1,144            1,285
 Other assets and deferred charges               10,442           11,686

   Total Other Assets and Deferred Charges       11,586           12,971

   TOTAL ASSETS                               $ 819,834       $  824,418

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   8,489       $   9,454
 Accrued interest                                11,554           4,674
 Current portion of long-term debt               22,222          32,222
 Customer deposits                                2,406           3,899
 Other current liabilities                        1,593           2,250
   Total Current Liabilities                     46,264          52,499

LONG-TERM DEBT                                  408,889         425,556

OTHER NON-CURRENT LIABILITIES
 Derivative liability - interest rate hedge         843           1,771
 Other                                            2,223           1,486
   Total Other Non-Current Liabilities            3,066           3,257

Commitments and Contingencies
Total Liabilities                               458,219         481,312
Partners' Equity                                361,615         343,106

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 819,834       $ 824,418

The accompanying notes are an integral part of these consolidated financial statements.

            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                          2005       2004
                                                                   RESTATED
OPERATING ACTIVITIES:
 Net Income                                             $ 42,580   $ 34,925
 Adjusted for the following:
   Depreciation and amortization                          24,100     23,548
   Allowance for equity funds used during construction        --     (1,123)
   Other assets and deferred charges                       1,172      1,027
   Other non-current liabilities                             737         62

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,707      1,121
      Prepaid property taxes                              (3,726)    (4,819)
      Other current assets                                  (779)    (1,313)
      Accounts payable                                     6,585        (46)
      Accrued interest                                     6,880      6,935
      Customer deposits                                   (1,493)    (1,640)
      Other current liabilities                             (657)       211

NET CASH PROVIDED BY OPERATING ACTIVITIES                 77,106     58,888

INVESTING ACTIVITIES:
  Capital expenditures                                   (24,713)   (35,612)
  Insurance recoveries related to construction            13,000         --
     NET CASH USED IN INVESTING ACTIVITIES               (11,713)   (35,612)

FINANCING ACTIVITIES:
  Partner distributions                                  (25,000)        --
  Repayments of long-term debt                           (26,667)   (16,667)
     NET CASH USED FOR FINANCING ACTIVITIES              (51,667)   (16,667)

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                      13,726      6,609

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF PERIOD                                   36,393     36,344

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 50,119   $ 42,953

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 16,920   $ 16,890
  Accounts payable accruals for capital expenditures    $    954   $  7,594


The accompanying notes are an integral part of these consolidated financial statements.



         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2005
                         (In Thousands)
                           (Unaudited)

                                                      Accumu-
                                                      lated
                                                      Other
                               Equity      Equity     Compre-
                               Distribu-   Contribu-  hensive  Total
                     Net       tions to    tions by   Income/  Partners'
                     Income    Partners    Partners   (loss)   Equity
Balance at
 December 31, 2004   $571,057  $(505,544)  $279,381   $(1,788)  $343,106
 (RESTATED)

Net Income             42,580                                     42,580

Equity distribu-
 tions to partners               (25,000)                        (25,000)

Other compre-
 hensive income                                           929        929

Balance at
 September 30, 2005  $613,637  $(530,544)  $279,381   $  (859)  $361,615

The accompanying notes are an integral part of this consolidated financial statement.



         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2004
                         (In Thousands)
                           (Unaudited)
                            RESTATED

                                                      Accumu-
                                                      lated
                                                      Other
                               Equity      Equity     Compre-
                               Distribu-   Contribu-  hensive  Total
                     Net       tions to    tions by   Income/  Partners'
                     Income    Partners    Partners   (loss)   Equity
Balance at
 December 31, 2003   $526,319  $(490,544)  $279,381   $(4,184)  $310,972

Net Income             34,925                                     26,580

Equity distribu-
 tions to partners                    --                              --

Other compre-
 hensive income                                         1,066      1,066

Balance at
 September 30, 2004  $561,244  $(490,544)  $279,381   $(3,118)  $346,963

The accompanying notes are an integral part of this consolidated financial statement.

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial information presented as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 have been prepared from Iroquois Gas Transmission System, L.P.'s (referred to herein as Iroquois or the Partnership) books and records without audit by an independent registered public accounting firm. However, Iroquois' independent registered public accounting firm has performed a review of these interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Financial information as of December 31, 2004 was derived from the audited consolidated financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of Iroquois' management, all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial information for the periods indicated, have been included. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K/A for the year ended December 31, 2004, referred to herein as Iroquois' Form 10-K/A. Iroquois' Form 10-K/A was restated in November 2005 to reflect the prior year provision for income taxes restatement discussed below in Note 2 and the Cash Flows Restatement discussed below in Note 3.

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

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the existence of the liability. FIN 47 is effective for the Partnership at December 31, 2005. The Partnership is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operation.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections (SFAS 154)". This Standard changes the requirements for the accounting for and reporting of accounting changes and error corrections.
The Standard establishes retrospective application as the required method for reporting a change in accounting principle rather than reporting a cumulative effect of change in accounting principle. Retrospective application requires the application of the new accounting principle to prior periods as if that principle had always been used. SFAS 154 is effective for the Partnership for any accounting changes and corrections of errors made beginning January 1, 2006.


2. Provision for Income Taxes Restatement:

Historically, Iroquois included a provision for income taxes in its presentation of the consolidated statements of income and the corresponding amounts equivalent to deferred income taxes and regulatory assets-income tax in the consolidated balance sheets. As a partnership, Iroquois should present the Consolidated Statements of Income without the provision for taxes and should present the Consolidated Balance Sheets without the amounts equivalent to deferred income taxes and regulatory assets-income tax related. In addition, the historical presentation of these items on the Consolidated Statements of Cash Flows, the consolidated Statement of Changes in Partners' Equity and the Notes to the Consolidated Financial Statements has been incorrect.

The following table sets forth the restatement to the Consolidated Statements of Income for the three and nine months ended September 30, 2004, the Consolidated Balance Sheets and the Consolidated Statement of Changes in Partners' Equity for the nine months ended September 30, 2004, and at December 31, 2004 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004. Additionally, appropriate comparative amounts as of or for the nine months ended September 30, 2004 have been reflected as "Restated" elsewhere in these Notes to the Consolidated Financial Statements.

(in thousands)
                                                    As
                                                Originally                 As
                                                  Reported   Adjustment   Restated


Consolidated Statements of Income

For the three months ended September 30, 2004
Income Before Taxes                               $  8,345  $  (8,345)  $   -  <F1>
Provision for Taxes                                  3,113     (3,113)      -  <F1>
Net Income                                           5,232      3,113     8,345

For the nine months ended September 30, 2004
Income Before Taxes                               $ 34,925  $ (34,925)  $   -  <F1>
Provision for Taxes                                 13,935    (13,935)      -  <F1>
Net Income                                          20,990     13,935    34,925

Consolidated Balance Sheets
As December 31, 2004
Regulatory Assets - Income Tax Related            $ 19,449  $ (19,449) $    -  <F1>
Total Other Assets and Deferred Charges             32,420    (19,449)   12,971
Total Assets                                       843,867    (19,449)  824,418
Amounts Equivalent to Deferred Income Taxes:
 Generated by Partnership                          158,669   (158,669)      -  <F1>
 Payable by Partners                              (139,220)   139,220       -  <F1>
 Related to Other Comprehensive Income                (715)       715       -  <F1>
  Total Amounts Equivalent to Deferred Income Taxes 18,724    (18,724)      -  <F1>
Total Liabilities                                  500,046    (18,724)  481,312
Partners' Equity                                   343,821       (715)  343,106
Total Liabilities and Partner's Equity             843,867    (19,449)  824,418

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004
Net Income                                       $  20,990   $ 13,935  $ 34,925
Deferred regulatory asset-income tax related          (791)       791       -  <F1>
Amounts equivalent to deferred income taxes            791       (791)      -  <F1>
Income and other taxes payable by partners          13,935    (13,935)      -  <F1>

Consolidated Statement of Changes in Partners' Equity
Partners' Equity Balance at December 31, 2003    $ 312,643   $ (1,671) $310,972
Net Income                                          20,990     13,935    34,925
 Taxes Payable by Partners'                          13,935     13,935       -
<F1>
Accumulated Other Comprehensive Income                 641        426     1,067
Partners' Equity Balance at September 30,2004    $ 348,209   $ (1,246) $346,963

<F1> Line item has been eliminated in the restated financial statements


3.  Cash Flow Restatment

The consolidated statements of cash flows for the nine months ended September 30, 2004 have been restated. The Partnership previously did not exclude from capital expenditures reported in the consolidated statement of cash flows, capital expenditures that were unpaid and included in accounts payable at the end of the reporting period. Thus capital expenditures were reported in the consolidated statement of cash flows on an accrual basis rather than on a cash basis which is inconsistent with the requirements of SFAS No. 95, "Statement of Cash Flows". This error resulted in an over/understatement of cash flows from investing activities with an equal over/understatement of cash flows from operating activities. This restatement did not impact the Partnership's previously reported balance sheets or statements of income.

The following table sets forth the effects of the restatement on certain line items within the Partnership's previously reported consolidated statement of cash flows for the nine months ended September 30, 2004:


(in thousands)
                                               As
                                           Originally                 As
                                            Reported   Adjustment   Restated
Changes in working capital -
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


4. Comprehensive income consisted of the following:

(in thousands)
                                       Three months ended       Nine months ended
                                          September 30            September 30
                                         2005      2004          2005      2004
                                                  RESTATED                 RESTATED
Net income                             $ 8,528   $  8,345     $ 42,580     $34,925

Other comprehensive income
   Unrealized gain on interest
    rate hedge                             547        408        1,620       2,313

     Reclassification to net income       (192)      (375)        (691)     (1,246)

     Unrealized gain in interest rate
      hedge, net of reclassification       355         33          929       1,067

Comprehensive income                   $ 8,883    $ 8,378      $43,509     $35,992



5. Retirement Benefit Plans:

The components of net pension benefit costs included in the Partnership's consolidated statements of income were as follows:

(in thousands)
                                      Three months ended    Nine months ended
                                        September 30,         September 30,
                                        2005      2004        2005      2004
Service Cost                           $ 227     $ 210       $ 681     $ 630
Interest Cost                             85        77         255       231
Expected return on plan assets          (110)      (88)       (330)     (264)
Amortization of prior service cost         3         3           9         9
Recognition of net actuarial loss         13        15          39        45

Net periodic pension cost              $ 218     $ 217       $ 654     $ 651

Note 10 of the Notes to Consolidated Financial Statements in Iroquois'
December 31, 2004 Form 10-K/A discusses the Partnership's expected contribution to its pension plans. For the nine months ended September 30, 2005, $0.9 million of contributions have been made to its pension plans including $0.3 million for the three months ended September 30, 2005.

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

NYPA, LIPA and the insurers of the Y-49 cable, collectively referred to as the "Y-49 Cable Interests," filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership.

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

The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asked the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership opposed the motion and on May 12, 2005 the Magistrate Judge rendered her decision recommending that the motion be denied. NYPA filed a Motion for Reconsideration of the Magistrate Judge's decision and the Partnership filed opposition to that motion. On June 12, 2005, the Magistrate Judge issued an Order denying NYPA's Motion for Reconsideration. The time for filing objections to the Magistrate Judge's decision has passed and her decision is now final.

On August 1, 2005, Iroquois filed cross-claims against Thales seeking indemnification in respect of the casualty and seeking to hold Thales liable to the extent that Thales failed in its contractual obligation to name Iroquois as an additional insured on its relevant insurance policies.

On April 29, 2005, Horizon filed a motion for partial summary judgment against Thales seeking a declaration that Thales is obligated to defend and indemnify Horizon pursuant to the contract between them. On May 18, 2005, Iroquois joined in Horizon's motion for partial summary judgment against Thales, contending that it likewise is entitled to be defended and indemnified by Thales on the basis that it is an intended third-party beneficiary to the Horizon-Thales contract. The motion is fully submitted and is pending decision by the Court.

On August 12, 2005, the Y-49 Cable Interests served a Supplemental Disclosure which indicated that their claim has been increased by approximately $7.725 million to include a claim for certain "congestion rent shortfalls" and costs associated with the rental of temporary truck-mounted generators during the Summer of 2003. The Y-49 Cable Interests' total claim is currently stated at $25.4 million.

The parties presently are continuing discovery, and the Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the ongoing discovery in this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, the Partnership performed certain post-construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, the Partnership had constructed a 'structure' over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the 'structure' may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. The Partnership has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and notified the FERC by letter dated September 3, 2004. The Partnership and the cable owner are engaged in discussions, and investigation of the installation is proceeding. Given the preliminary stage of this matter at this time, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, IPOC and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc., or Hallen, sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. In May, 2005, Hatch Mott MacDonald, or Hatch Mott, was impleaded as a third-party defendant as they were the construction manager on the Hunts Point construction. On July 13, 2005, Mr. Capobianco filed an amended and verified complaint, naming his wife, Geralin Capobianco as an additional plaintiff seeking additional damages for deprivation of consortium in the amount of $250 thousand. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend the Partnership in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Counsel is in the process of hiring an engineering expert to protect the Partnership's interests in this lawsuit. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership would receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. On April 5, 2005, the settlement was approved by the Bankruptcy Court. On May 12, 2005, the Bankruptcy Court approved US Gen NE's Plan of Liquidation. A distribution of $8.9 million (reflecting $0.5 million in interest) was received on June 7, 2005. The Partnership has recorded the funds as 'Other Income.'


Enron Corp. and Affiliated Entities Bankruptcy Filing

Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1.6 million for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1.8 million (two claims for $0.9 million each) in unsecured claims. Based on Enron's disclosure statement, Enron estimates to pay 20% of each unsecured claim. Distributions received from Enron to date total $49,998. The Partnership records these funds as "Other Income."

Brookfield Project (FERC Docket No. CP02-31-000)

On October 31, 2002 the FERC issued a certificate authorizing the Partnership to construct the Brookfield Project facilities.

Based on communications with its prospective customers regarding the timing of their needs for new firm transportation service, the Partnership had determined that a temporary deferral of the construction of the Brookfield Project was necessary. Specifically, Astoria Energy LLC, or Astoria, the largest shipper for the Brookfield Project, had requested that its service be deferred until November 1, 2005. On February 28, 2003, the Partnership and Astoria executed an amendment to their precedent agreements reflecting this deferral. However, on August 1, 2003, Astoria elected to terminate its precedent agreements with the Partnership. The other original Brookfield Project shipper, PPL Energy Plus, LLC, or PPL, also elected to terminate its precedent agreement.

In response to these developments, on April 22, 2003, the Partnership requested an eighteen month extension from the FERC to extend the construction completion time of the Brookfield Project to October 31, 2005. On May 14, 2003, the FERC granted the Partnership's request and extended the construction completion date to November 1, 2005. As a result of discussions with potential shippers, on October 14, 2005 the Partnership filed a request to further extend the construction completion date until November 1, 2007; this request was granted on November 3, 2005. On November 10, 2005 the Partnership and Consolidated Edison of New York, or Con Ed, agreed to a Precedent Agreement for transportation of 100,000 dekatherms per day of natural gas from Brookfield, CT to Hunts Point, NY to begin on November 1, 2007. This transportation service is related to the proposed Millennium Pipeline and Algonquin Gas Transmission Company expansion projects. By letter filed November 14, 2005, the Partnership sought approval to utilize the FERC's pre-filing procedures for the project.

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

As of September 30, 2005, the Partnership had incurred approximately $2.5 million in construction expenditures related to the Brookfield Project, primarily related to the purchase of the Brookfield site.

Brookhaven Project (FERC Docket No. PF05-16)

On August 29, 2005 the Partnership filed a request in the captioned docket to utilize the FERC's pre-filing process for a proposal to provide natural gas transportation service to a proposed 350 megawatt generation facility in the Town of Brookhaven, New York. The Project would include approximately 21.5 miles of pipeline and associated facilities from the Partnership's existing mainline at South Commack, New York to the generation facility. By letter dated September 7, 2005 the FERC granted the Partnership's request. The Partnership has been working with FERC staff on the matter, and anticipates filing an application with the FERC in February 2006. The anticipated in-service date of the facilities would be Spring 2008.

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

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                       Three months ended      Nine months ended
Revenues and Volumes Delivered             September 30,          September 30,
                                           2005     2004          2005     2004
Revenues (dollars in millions)
Long-term firm reserved service           $ 33.6   $ 32.6        $104.6   $ 99.5
Short-term firm/interruptible/other <F1>     2.8      3.5           8.3     12.2
Total revenues                            $ 36.4   $ 36.1        $112.9   $111.7

Volumes delivered (million dekatherms)
Long-term firm reserved service             90.1     70.4         243.3    217.4
Short-term firm/interruptible/other <F1>    22.3     19.8          52.3     54.0
Total volumes delivered                    112.4     90.2         295.6    271.4

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

Three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004.

Revenues. Total revenues increased $0.3 million to $36.4 million for the three-month period ended September 30, 2005 from $36.1 million for the three-month period ended September 30, 2004.

Long term firm reserved service revenues increased $1.0 million, or 3.1%, to $33.6 million for the three months ended September 30, 2005 from $32.6 million for the same period in 2004. The increase is due primarily due to the commencement of new long-term firm contracts in the fourth quarter of 2004 partially offset by a scheduled rate decrease which was as a result of a settlement of Iroquois' mainline rate proceeding.

Short-term firm/interruptible/other revenues decreased $0.7 million, or 20.0%, to $2.8 million for the three-month period ended September 30, 2005 from $3.5 million for the same period in 2004, primarily due to lower contract rates for short-term firm transactions during the three-month period ended September 30, 2005 as compared to the same period in 2004.

Operation and Maintenance Expense. Operation and maintenance expense includes operating, maintenance and administrative expenses for the Partnership's corporate office in Shelton, Connecticut and field support for the mainline, metering and compression facilities. Operation and maintenance expense increased $0.1 million, or 1.4%, to $7.4 million for the three-month period ended September 30, 2005 from $7.3 million for the three-month period ended September 30, 2004, primarily due to an increase in outside services employed, primarily related to Sarbanes-Oxley compliance, partially offset by a decrease in regulatory expenses and general office expenses. The decrease in regulatory expense is due to expenditures related to the Eastchester rate case incurred in 2004.

Taxes other than income taxes. Taxes other than income taxes encompass property and school taxes paid to various state jurisdictions for mainline, metering and compression facilities along the pipeline system of Iroquois. Taxes other than income taxes increased $0.4 million, or 9.8%, to $4.5 million for the three-month period ended September 30, 2005 from $4.1 million for the three-month period ended September 30, 2004 primarily due to assessments on facilities related to the Eastchester Extension.

Nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004.

Revenues. Total revenues increased $1.2 million, or 1.1%, to $112.9 million for the nine-month period ended September 30, 2005 from $111.7 million for the nine-month period ended September 30, 2004.

Long term firm reserved service revenues increased $5.1 million, or 4.9%, to $104.6 million for the nine months ended September 30, 2005 from $99.5 million for the same period in 2004. This increase was due primarily to additional Eastchester revenues due to the February 5, 2004 in-service date of the Eastchester Extension, as well as the commencement of new long-term firm contracts in the third quarter of 2004, partially offset by a scheduled rate decrease as a result of a settlement of Iroquois' mainline rate proceeding.

Short-term firm/interruptible/other revenues decreased $3.9 million, or 32.0%, to $8.3 million for the nine-month period ended September 30, 2005 from $12.2 million for the same period in 2004, primarily due to lower volumes associated with softer market demand for natural gas as a result of warmer weather and more competitive oil prices during the first quarter of 2005 as compared to the same period in 2004.

Operation and Maintenance Expense. Operation and maintenance expense decreased $0.5 million or 2.5% to $19.5 million for the nine-month period ended September 30, 2005 from $20.0 million for the nine-month period ended September 30, 2004, primarily due to a decrease in regulatory expenses and general office expenses. The decrease in regulatory expense is due to expenditures related to the Eastchester rate case incurred in 2004.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 2.6%, to $24.1 million for the nine-month period ended September 30, 2005 from $23.5 million for the same period in 2004, primarily due to the February 5, 2004 in-service date of the Eastchester Extension.

Taxes other than income taxes. Taxes other than income taxes increased $2.9 million, or 27.6%, to $13.4 million for the nine-month period ended September 30, 2005 from $10.5 million for the nine-month period ended September 30, 2004 primarily due to assessments on facilities related to the Eastchester Extension.

Other Income/Expenses. Other income/expenses increased $10.5 million to $11.7 million for the nine-month period ended September 30, 2005 from $1.2 million for the nine-month period ended September 30, 2004 primarily due to distributions received from US Gen New England, Inc. and Enron Corp. regarding settlements in connection with firm transportation contracts which were terminated when these entities filed for bankruptcy. This increase was partially offset by a decrease in equity AFUDC. The decrease in the equity AFUDC related primarily to the February 5, 2004 in-service date of the Eastchester Extension.

Interest Expense, Net. Interest expense, net increased $1.0 million, or 4.2%, to $25.0 million for the nine-month period ended September 30, 2005 from $24.0 million for the nine-month period ended September 30, 2004 primarily due to a decrease in interest expense capitalized, related to the February 5, 2004 in-service date of the Partnership's Eastchester Extension.

Liquidity and Capital Resources

For the first nine months of 2005, the Partnership's primary source of financing has been cash flow from operations. The Partnership's ongoing operations will require the availability of funds to service debt, fund working capital, and make capital expenditures on the Partnership's existing facilities and expansion projects. The Partnership expects to fund its 2005 capital expenditures through internal sources.

Net cash provided by operating activities increased to $77.1 million in the first nine months of 2005 compared to $58.9 million in the first nine of 2004, primarily due to an increase in net income. Net cash used for financing activities was $51.7 million for the first nine months of 2005, as compared to $16.7 million during the same period in 2004, primarily due to the repayment of long-term debt and partner distributions of $25.0 million.

The Partnership also is party to a $10.0 million, 364-day, variable rate revolving line of credit to support working capital requirements. As of December 31, 2004, the outstanding principal balance on the revolving credit facility was $10.0 million. The revolving credit facility was repaid in April 2005.

Capital expenditures in the first nine months of 2005 were $24.7 million, compared to $35.6 million in the first nine months of 2004. Capital expenditures for 2005 reflect primarily the settlement of outstanding claims with Eastchester contractors, while 2004 expenditures were primarily related to Eastchester construction. In addition, the Partnership received insurance recoveries associated with Eastchester construction in 2005 in the amount of $13.0 million, which has been treated as a reduction to Natural Gas Plant in Service on the Partnership's Consolidated Balance Sheet.

Total capital expenditures for 2005 are estimated to be approximately $31.5 million, including the Eastchester expenditures referenced previously and approximately $4.2 million for installation of a vent valve on Long Island. The remaining capital expenditures planned for 2005 are primarily for various general plant purchases.

The Partnership's management makes recommendations to the partnership management committee regarding the amount and timing of distributions to partners. The amount and timing of distributions is subject to internal cash requirements for construction, financing and operational requirements. Distributions and cash calls require the approval of the management committee. The Partnership made distributions to partners of $25 million during the first nine months of 2005. There were no cash distributions to partners during the same period in 2004.

Off-Balance Sheet Transactions

At September 30, 2005, the Partnership had no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or persons that would adversely affect liquidity, availability of capital resources, financial position or results of operations.

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

The financial instruments held or issued by the Partnership are for purposes other than trading or speculation. The Partnership is exposed to risk resulting from interest rate changes on its variable-rate debt. The Partnership uses interest rate swap agreements to manage the risk of increases in certain variable rate issues. It records amounts paid and received under those agreements as adjustments to the interest expense of the specific debt issues. The Partnership believes that there is no material market risk associated with these agreements. As of September 30, 2005, the Partnership had $61.1 million of variable-rate debt outstanding, of which approximately $20.8 million is fixed out under the interest rate swap agreements. Holding other variables constant, including levels of indebtedness, a one-percentage point change in interest rates would impact pre-tax earnings by approximately $0.4 million.

The Partnership's pension plan assets are made up of equity and fixed income investments. Fluctuations in those markets could cause the Partnership to recognize increased or decreased pension income or expense.

          PART I. FINANCIAL INFORMATION - (Concluded)

                    ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Partnership's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of 'disclosure controls and procedures', in Rules 13a-15(e) and 15d-15(e) promulgated under the Security Exchange Act of 1934.

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectives of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weaknesses in internal control over financial reporting described below, the principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2005.


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

In order to remediate the material weaknesses in the Partnership's internal control over financial reporting related to the accounting for income taxes and the application of adopting new accounting principles described above, management has implemented a process to exclude the provision for income taxes from the Consolidated Statements of Income and to also exclude the amounts equivalent to deferred income taxes and regulatory assets-income tax related from the Consolidated Balance Sheets and related financial statements. Specifically, an analysis of the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity is performed at the end of each quarter to identify all income tax related items. Since the Partnership is regulated by the Federal Energy Regulatory Commission, income taxes will continue to be recorded for regulatory purposes. Those income tax related items will be eliminated from the Consolidated Statements of Income, the Consolidated Statements of Cash Flows and the Consolidated Statements of Changes in Partners' Equity to be included in future Forms 10-Q and Forms 10-K. In addition, management has instituted a process to correctly account for and present in the annual and interim financial statements of the Partnership, changes in accounting principles as required under Accounting Principles Board (APB) Opinion No. 20. Specifically, if applicable, a review of changes in accounting principles will be performed by management at the end of each quarter. This review will include a review of any prior year changes in accounting principles. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes have remediated the material weaknesses described above as of September 30, 2005.

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

NYPA, LIPA and the insurers of the Y-49 cable, collectively referred to as the 'Y-49 Cable Interests,' filed claims in the limitation action asserting total damages of approximately $18.2 million. On November 12, 2003, the Partnership filed an Answer in Horizon's action, requesting that the limitation of liability action be dismissed and/or that the limitation injunction be lifted to permit the Partnership to pursue its claims against Horizon in the forum of its choice, or, in the alternative, that Horizon be denied limitation rights under the Limitation Act. The Partnership also filed a claim in Horizon's limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests as a result of the NYPA cable incident as well as all losses suffered by the Partnership as a result thereof, and, on a protective basis, seeking full damages for Horizon's breaches and deficient performance under the Partnership/Horizon construction contract, which claims are unrelated to the NYPA cable incident. Thales also has filed a claim in the Horizon limitation action seeking indemnity for any liability it may be found to have to the Y-49 Cable Interests or the Partnership.

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

The Y-49 Cable Interests filed a motion for partial summary judgment against the Partnership on October 13, 2004. The motion asked the court to find the Partnership liable for indemnity under the Crossing Agreement for all costs and expenses incurred by the Y-49 Cable Interests directly related to the emergency response to the incident and for the costs and expenses of the temporary and permanent repairs. The Partnership opposed the motion and on May 12, 2005 the Magistrate Judge rendered her decision recommending that the motion be denied. NYPA filed a Motion for Reconsideration of the Magistrate Judge's decision and the Partnership filed opposition to that motion. On June 12, 2005, the Magistrate Judge issued an Order denying NYPA's Motion for Reconsideration. The time for filing objections to the Magistrate Judge's decision has passed and her decision is now final.

On August 1, 2005, Iroquois filed cross-claims against Thales seeking indemnification in respect of the casualty and seeking to hold Thales liable to the extent that Thales failed in its contractual obligation to name Iroquois as an additional insured on its relevant insurance policies.

On April 29, 2005, Horizon filed a motion for partial summary judgment against Thales seeking a declaration that Thales is obligated to defend and indemnify Horizon pursuant to the contract between them. On May 18, 2005, Iroquois joined in Horizon's motion for partial summary judgment against Thales, contending that it likewise is entitled to be defended and indemnified by Thales on the basis that it is an intended third-party beneficiary to the Horizon-Thales contract. The motion is fully submitted and is pending decision by the Court.

On August 12, 2005, the Y-49 Cable Interests served a Supplemental Disclosure which indicated that their claim has been increased by approximately $7.725 million to include a claim for certain 'congestion rent shortfalls' and costs associated with the rental of temporary truck-mounted generators during the Summer of 2003. The Y-49 Cable Interests' total claim is currently stated at $25.4 million.

The parties presently are continuing discovery, and the Partnership is still in the process of investigating this incident and evaluating its rights, obligations and responsibilities. Given the ongoing discovery in this matter, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

Pursuant to its agreements with the owners of the electric transmission cables that the Eastchester facilities cross in the Long Island Sound, the Partnership performed certain post- construction surveys to verify the condition of the cable crossings and confirm the location of the pipeline. Specifically, the Partnership had constructed a 'structure' over the Y-50 cable system consisting of lightweight flexible concrete mattresses under the pipeline, specially fabricated concrete blocks adjacent to the pipeline and crushed rock. The surveys and additional follow-up studies indicate that the 'structure' may have settled to a greater extent than originally anticipated and that its location is believed to be 65 feet north of the location where the pipeline crosses the Y-50 cable. The Partnership has been discussing this matter with the owner of the Y-50 cable system as to whether and how these issues should be modified and notified the FERC by letter dated September 3, 2004. Given the preliminary stage of this matter at this time, the Partnership is unable to assess the likelihood of an unfavorable outcome and/or the amount or range of costs, if any, in the event of an unfavorable outcome.

Capobianco, A. vs. Iroquois Gas & Consolidated Edison Company of New York

On January 28, 2004, Anthony Capobianco filed a complaint against the Partnership, IPOC and Consolidated Edison Company of New York in the Supreme Court of the State of New York, New York County (Index No. 101366/04). The complaint alleges that Mr. Capobianco, an employee of Hallen Construction Company, Inc., or Hallen, sustained personal injuries resulting from an electrical current causing severe electrical shock while performing his duties as part of the construction of the Hunts Point segment of the Partnership's Eastchester project. Hallen was the Partnership's contractor employed to construct that segment of the project. The claim is asserted for damages in the amount of $10 million. In May, 2005, Hatch Mott MacDonald, or Hatch Mott, was impleaded as a third-party defendant as they were the construction manager on the Hunts Point construction. On July 13, 2005, Mr. Capobianco filed an amended and verified complaint, naming his wife, Geralin Capobianco as an additional plaintiff seeking additional damages for deprivation of consortium in the amount of $250 thousand. The Partnership has notified its insurance carriers and an answer has been filed to the complaint. Hallen's insurer has agreed to indemnify and defend the Partnership in this action up to the $1 million limit of its general liability insurance policy. Additionally, Hallen has coverage under an excess liability policy up to $20 million. Counsel is in the process of hiring an engineering expert to protect the Partnership's interests in this lawsuit. Given the preliminary nature of this matter, at this time, the Partnership is unable to determine the likelihood of an unfavorable outcome and/or the amount or range of loss, if any, in the event of an unfavorable outcome.

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

On March 2, 2005, representatives of the Partnership and US Gen NE agreed in principal to a settlement agreement regarding the Partnership's proof of claim with the bankruptcy court. Under said settlement, the Partnership would receive $8.4 million, the value of its mitigated claim as well as, approximately $2.1 million as a result of retained cash collaterals for a total settlement of approximately $10.5 million plus 4% interest accruing from the start of the claim. On April 5, 2005, the settlement was approved by the Bankruptcy Court. On May 12, 2005, the Bankruptcy Court approved US Gen NE's Plan of Liquidation. A distribution of $8.9 million (reflecting $0.5 million in interest) was received on June 7, 2005. The Partnership has recorded the funds as 'Other Income.'

Enron Corp. and Affiliated Entities Bankruptcy Filing

Enron Corp. and Enron North America Corp., collectively Enron, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, or Bankruptcy Court, in 2001. In October 2002, the Partnership filed Proofs of Claim with the Bankruptcy Court in the amount of $1.6 million for Claim 1 and in the amount of Unknown dollars for Claim 2 resulting from termination by Enron of the Partnership's Gas Transportation (Contract No. R-1250-05). On February 22, 2005, by Letter Agreement, Enron agreed to allow the Partnership $1.8 million in unsecured claims. Based on Enron's disclosure statement, Enron estimates to pay 20% of each unsecured claim. Distributions received from Enron to date total $49,998. The Partnership records these funds as 'Other Income.'


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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date:  November 14, 2005    By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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