Form 10-Q/A
period 2004-09-30
IROQUOIS GAS TRANSMISSION SYSTEM LP
filed 2005-11-17
CIK 1118488

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

EXPLANATORY PARAGRAPH

Iroquois or "the Partnership" is filing this second amendment on Form 10-Q/A to its Quarterly Report on Form 10-Q to restate the Partnership's consolidated financial statements for the nine months ended September 30, 2004 and 2003. (For an explanation of the factors surrounding the first amendment on Form 10-Q/A, see Note 1 to the Consolidated Financial Statements. The following material weaknesses were identified by management as of September 30, 2004:

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

2. Management determined that it had incorrectly presented its Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 by not adjusting for the cumulative effect of a change in accounting principle related to municipal property taxes. This change in accounting principle occurred in the fourth quarter of 2003 and was disclosed in Note 2 to the Company's Form 10-K/A for the year ended December 31, 2003. In preparing the Partnership's amended 2004 quarterly reports, management determined that the cumulative effect adjustment should have been presented retroactively as of January 1, 2003, rather than as of December 31, 2003. In restating the Partnership's September 30, 2004 Form 10-Q as a result of the income tax error discussed above, the Partnership will also restate its net income for the nine month period ended September 30, 2003 to correct the accounting error in its application of the cumulative effect of the change in accounting principle.

Restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. The restatement of the Partnership's consolidated financial statements as a result of the errors described above has led management to conclude that a material weakness existed in the Partnership's internal control over financial reporting as of September 30, 2004. In accordance with the rules of the SEC, the affected items of the Form 10-Q/A, Items 1, 2 and 4 of Part I, are being amended.

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

     Part I - Item 1 - Financial

     Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Part I - Item 4 - Controls and Procedures

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY

                        TABLE OF CONTENTS




                                                                         Page
                                                                          No.
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

       Consolidated Statements of Income -
          Three Months Ended September 30, 2004 and 2003 (RESTATED) and
          Nine Months Ended September 30, 2004 and 2003 (RESTATED)         3
       Consolidated Balance Sheets - September 30, 2004
          and December 31, 2003 (RESTATED)                                 4
       Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2004 and 2003 (RESTATED)         5
       Consolidated Statement of Changes in Partners'
          Equity - Nine Months Ended September 30, 2004 (RESTATED)         6
       Notes to Consolidated Financial Statements                          7

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                   9

   ITEM 4.  Controls and Procedures                                       10


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                             11
   ITEM 6.  Exhibits and Reports on Form 8-K                              11
   Signatures                                                             12

                  PART I. FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands)
                          (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   2004      2003           2004      2003
                                  RESTATED  RESTATED      RESTATED   RESTATED

OPERATING REVENUES, NET           $36,072   $29,628       $111,679   $98,156

OPERATING EXPENSES
 Operation and maintenance          7,250     6,232         19,966    18,301
 Depreciation and amortization      8,067     6,024         23,548    18,045
 Taxes other than income taxes      4,058     3,281         10,499     9,295

   Operating expenses              19,375    15,537         54,013    45,641

OPERATING INCOME                   16,697    14,091         57,666    52,515

OTHER INCOME/(EXPENSES)
Interest Income                       132        56            259       176
Allowance for equity funds
  used during construction             --     2,466          1,123     5,926
 Other, net                          (100)       --           (146)      (36)
    Other income/(expenses)            32     2,522          1,236     6,066

INTEREST EXPENSE
Interest Expense                    8,384     8,463         25,047    24,995
 Allowance for borrowed funds
  used during construction             --    (2,350)        (1,070)   (5,951)
 Interest Expense, Net              8,384     6,113         23,977    19,044

INCOME BEFORE CUMULATIVE EFFECT     8,345    10,500         34,925    39,537
 OF CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN         --        --             --     6,196
 ACCOUNTING PRINCIPLE

NET INCOME                          8,345    10,500         34,925    45,733

The accompanying notes are an integral part of these consolidated financial statements.


            PART I. FINANCIAL INFORMATION (Continued)
             ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                           (Unaudited)
                                           September 30,   December 31,
ASSETS                                        2004             2003
                                             RESTATED        RESTATED
CURRENT ASSETS
 Cash and temporary cash investments          $  42,953      $  36,344
 Accounts receivable - trade, net                 5,811          7,080
 Accounts receivable - affiliates                 5,643          5,495
 Other current assets                            12,545          6,413
   Total Current Assets                          66,952         55,332

NATURAL GAS TRANSMISSION PLANT
 Natural gas plant in service                 1,097,304        802,220
 Construction work in progress                    8,988        280,528
                                              1,106,292      1,082,748
 Accumulated depreciation and amortization     (346,552)      (323,405)
   Natural Gas Transmission Plant, Net          759,740        759,343

OTHER ASSETS AND DEFERRED CHARGES
 Regulatory assets                                1,332          1,473
 Other assets and deferred charges               12,284         13,383

   Total Other Assets and Deferred Charges       13,616         14,856

   TOTAL ASSETS                               $ 840,308      $ 829,531

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                             $   8,375      $  21,424
 Accrued interest                                11,561          4,626
 Current portion of long-term debt               32,222         32,222
 Other current liabilities                        5,996          7,425
   Total Current Liabilities                     58,154         65,697

LONG-TERM DEBT                                  431,111        447,778

OTHER NON-CURRENT LIABILITIES
 Unrealized loss-interest rate hedge              2,197          3,263
 Other                                            1,883          1,821
   Total Other Non-Current Liabilities            4,080          5,084

Commitments and Contingencies                       -              -
Total Liabilities                               493,345        518,559
Partners' Equity                                346,963        310,972

   TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 840,308      $ 829,531

The accompanying notes are an integral part of these consolidated financial statements.




            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                           2004       2003
                                                         RESTATED    RESTATED

OPERATING ACTIVITIES:
 Net Income                                             $ 34,925    $ 45,733
 Adjusted for the following:
   Depreciation and amortization                          23,548      18,045
   Allowance for equity funds used during construction    (1,123)     (5,926)
   Other assets and deferred charges                       1,027         964
   Other non-current liabilities                              62        (324)

   CHANGES IN WORKING CAPITAL:
      Accounts receivable                                  1,121       1,222
      Other current assets                                (6,132)     (5,984)
      Accounts payable                                       (46)       (446)
      Accrued interest                                     6,935       4,718
      Other current liabilities                           (1,429)     (2,639)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 58,888      55,363

INVESTING ACTIVITIES:
  Capital expenditures                                   (35,612)   (125,162)
     NET CASH USED IN INVESTING ACTIVITIES               (35,612)   (125,162)

FINANCING ACTIVITIES:
  Partner contributions                                       --      10,000
  Long-term debt borrowings                                   --      85,000
  Repayments of long-term debt                           (16,667)    (16,667)
     NET CASH (USED FOR)/PROVIDED BY
        FINANCING ACTIVITIES                             (16,667)     78,333

NET INCREASE IN CASH AND TEMPORARY
    CASH INVESTMENTS                                       6,609       8,534

CASH AND TEMPORARY CASH INVESTMENTS AT
    BEGINNING OF YEAR                                     36,344      21,620

CASH AND TEMPORARY CASH INVESTMENTS AT
    END OF PERIOD                                       $ 42,953    $ 30,154

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest                                $ 16,890    $ 19,055

  Accounts payable accruals for capital expenditures    $  7,594    $  9,102

The accompanying notes are an integral part of these consolidated financial statements.



            PART I. FINANCIAL INFORMATION (Continued)

            ITEM 1. FINANCIAL STATEMENTS (Continued)

         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            For the Nine Months Ended September 30, 2004
                         (In Thousands)
                           (Unaudited)
                           (RESTATED)

PARTNERS' EQUITY
BALANCE AT DECEMBER 31, 2003                   $310,972

Year-to-date net income                          34,925

Other comprehensive income                        1,066

PARTNERS' EQUITY
BALANCE AT SEPTEMBER 30, 2004                  $346,963

The accompanying notes are an integral part of this consolidated financial statement.



         IROQUOIS GAS TRANSMISSION SYSTEM, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1. The consolidated financial statements included herein have been prepared by Iroquois Gas Transmission System, L.P., referred to herein as Iroquois or the Partnership, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Iroquois' Annual Report on Form 10-K/A for the year ended December 31, 2003, referred to herein as Iroquois' Form 10-K/A.

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

Cash Flows Restatement

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

2. Provision for Income Taxes Restatement/Change in Accounting Principle
   Restatement:

Historically, Iroquois has included a provision for income taxes in its presentation of the consolidated statements of income and the corresponding amounts equivalent to deferred income taxes and regulatory assets-income tax in the consolidated balance sheets. As a partnership, Iroquois should present the Consolidated Statements of Income without the provision for taxes and should present the Consolidated Balance Sheets without the amounts equivalent to deferred income taxes and regulatory assets-income tax related. In addition, the historical presentation of these items on the Consolidated Statements of Cash Flows, the consolidated Statement of Changes in Partners' Equity and the Notes to the Consolidated Financial Statements has been incorrect. Also, Management determined that it had incorrectly presented its Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 by not adjusting for the cumulative effect of a change in accounting principle related to municipal property taxes.

The following table sets forth the restatement to the Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003, the Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, the Consolidated Statement of Changes in Partners' Equity for the nine months ended September 30, 2004 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003. Additionally, all such amounts have been reflected as "Restated" elsewhere in these Notes to the Consolidated Financial Statements.

(in thousands)
                                                    As
                                                Originally                 As
                                                  Reported   Adjustment   Restated


Consolidated Statements of Income

For the three months ended September 30, 2004
Income Before Taxes                               $  8,345  $  (8,345)  $   -  <F1>
Provision for Taxes                                  3,113     (3,113)      -  <F1>
Net Income                                           5,232      3,113     8,345

For the three months ended September 30, 2003
Income Before Taxes                               $ 10,500  $ (10,500)  $   -  <F1>
Provision for Taxes                                  4,064     (4,064)      -  <F1>
Net Income                                           6,436      4,064    10,500

For the nine months ended September 30, 2004
Income Before Taxes                               $ 34,925  $ (34,925)  $   -  <F1>
Provision for Taxes                                 13,935    (13,935)      -  <F1>
Net Income                                          20,990     13,935    34,925

For the nine months ended September 30, 2003
Income Before Taxes                               $ 39,537  $ (39,537)  $   -  <F1>
Provision for Taxes                                 15,619    (15,619)      -  <F1>
Cumulative Effect of Change in
  Accounting Principle                                 -        6,196     6,196
Net Income                                          23,918     21,815    45,733


Consolidated Balance Sheets
As of September 30, 2004
Regulatory Assets - Income Tax Related            $ 19,965  $ (19,965) $    -  <F1>
Total Other Assets and Deferred Charges             33,581    (19,965)   13,616
Total Assets                                       860,273    (19,965)  840,308
Amounts Equivalent to Deferred Income Taxes:
 Generated by Partnership                          149,663   (149,663)      -  <F1>
 Payable by Partners                              (129,668)   129,668       -  <F1>
 Related to Other Comprehensive Income              (1,246)     1,246       -  <F1>
  Total Amounts Equivalent to Deferred Income Taxes 18,719    (18,719)      -  <F1>
Total Liabilities                                  512,064    (18,719)  493,345
Partners' Equity                                   348,209     (1,246)  346,963
Total Liabilities and Partners' Equity             860,273    (19,965)  840,308

Consolidated Balance Sheets
As of December 31, 2003
Regulatory Assets - Income Tax Related           $  19,174  $ (19,174) $    -  <F1>
Total Other Assets and Deferred Charges             34,030    (19,174)   14,856
Total Assets                                       848,705    (19,174)  829,531
Amounts Equivalent to Deferred Income Taxes:
 Generated by Partnership                          122,220   (122,220)      -  <F1>
 Payable by Partners                              (103,046)   103,046       -  <F1>
 Related to Other Comprehensive Income              (1,671)    (1,671)      -  <F1>
  Total Amounts Equivalent to Deferred Income Taxes 17,503    (17,503)      -  <F1>
Total Liabilities                                  536,062    (17,503)  518,559
Partners' Equity                                   312,643     (1,671)  310,972
Total Liabilities and Partners' Equity             848,705    (19,174)  829,531

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004
Net Income                                       $  20,990   $ 13,935  $ 34,925
Deferred regulatory asset-income tax related          (791)       791       -  <F1>
Amounts equivalent to deferred income taxes            791       (791)      -  <F1>
Income and other taxes payable by partners          13,935    (13,935)      -  <F1>

For the nine months ended September 30, 2003

Net Income                                       $  23,918   $ 21,815  $ 45,733
Deferred regulatory asset-income tax related        (3,701)     3,701       -  <F1>
Amounts equivalent to deferred income taxes          3,701     (3,701)      -  <F1>
Income and other taxes payable by partners          15,619     15,619       -  <F1>
Other current assets                                (2,653)    (3,331)   (5,984)
Other current liabilities                              226     (2,865)   (2,639)

Consolidated Statement of Changes in Partners' Equity
Partners' Equity Balance at December 31, 2003    $ 312,643   $ (1,671) $310,972
Net Income                                          20,990     13,935    34,925
Taxes Payable by Partners                           13,935     13,935       -  <F1>
Accumulated Other Comprehensive Income                 641        426     1,067
Partners' Equity Balance at September 30, 2004   $ 348,209   $ (1,246) $346,963

<F1> Line item has been eliminated in the restated financial statements.


3. Comprehensive income consisted of the following:

(in thousands)                        Three months ended       Nine months ended
                                         September 30,           September 30,
                                        2004        2003        2004        2003
                                      RESTATED    RESTATED    RESTATED    RESTATED
Net income                             $8,345     $10,500      $34,925     $39,537
Other comprehensive income
   Unrealized income on interest
   rate hedge                              33         695        1,066         774

Comprehensive income                   $8,378     $11,195      $35,991     $40,311



4. Retirement Benefit Plans:

The components of net pension benefit costs included in the Partnership's consolidated statements of income were as follows:

(in thousands)
                                       Three months ended    Nine months ended
                                           September 30,       September 30,
                                          2004      2003      2004      2003
Service Cost                             $ 210     $ 203     $ 630     $ 609
Interest Cost                               77        62       231       186
Expected return on plan assets             (88)      (62)     (264)     (184)
Amortization of prior service cost           3         3         9         9
Recognition of net actuarial loss           15        14        45        42

Net periodic pension cost                $ 217     $ 219     $ 651     $ 662

Note 10 of the Notes to Consolidated Financial Statements in Iroquois' December
31, 2003 Form 10-K/A discusses the Partnership's expected contribution to its pension plans. For the nine months ended September 30, 2004, $1.4 million of contributions have been made to its pension plans. The Partnership does not plan to make further contributions in 2004.


5. Commitments and Contingencies:

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

Results of Operations
The components of Operating Revenues and Volumes Transported are provided in the following table:

                                      Three months ended     Nine months ended
Revenues and Volumes Delivered           September 30,         September 30,
                                          2004    2003          2004    2003
Revenues (dollars in millions)
Long-term firm reserved service          $ 32.6  $ 27.2        $ 99.5  $ 86.3
Short-term firm/interruptible/other<F2>     3.5     2.4          12.2    11.9
Total revenues                           $ 36.1  $ 29.6        $111.7  $ 98.2

Volumes delivered (million dekatherms)
Long-term firm reserved service            70.4    71.5         217.4   212.8
Short-term firm/interruptible/other<F2>    19.8     9.9          54.0    41.5
Total volumes delivered                    90.2    81.4         271.4   254.3

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

Management, under the supervision and with the participation of the Partnership's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. In connection with the restatements described in Notes 1 and 2 to the Partnership's consolidated financial statements, management determined that there were material weaknesses in the Partnership's internal control over financial reporting as of September 30, 2004, as more fully described below. Based on that evaluation and because of the material weaknesses described below, the principal executive officer and principal financial officer have concluded that the Partnership's disclosure controls and procedures were not effective as of September 30, 2004.

Notwithstanding the existence of the material weaknesses described below, Management believes that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Partnership's financial condition as of September 30, 2004 and 2003, and results of its operations and cash flows for three and nine month periods ended September 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles (GAAP).

INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified by management as of September 30, 2004:

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

REMEDIATION ACTIVITIES

In an effort to remediate the material weakness in the Partnership's internal control over financial reporting with respect to controls over the preparation and review of its consolidated statement of cash flows, subsequent to September 30, 2004, management has implemented a process to identify the amount of unpaid capital expenditures at the end of the reporting period to ensure capital expenditures are properly reflected in the Consolidated Statement of Cash Flows in accordance with generally accepted accounting principles. Specifically, an analysis of accounts payable is performed at the end of each quarter to determine whether accruals for capital expenditures have been recorded. If capital expenditure accruals have been recorded, those accruals are eliminated from the Consolidated Statement of Cash Flows and shown as a supplemental disclosure of cash flow information. In addition, in instances where capital expenditure accruals have been settled, those settlements are shown as a cash outflow to investing activities on the Consolidated Statements of Cash Flows. The impact of these changes will then be evaluated and reflected, as appropriate, on any interim and annual consolidated financial statements. Management believes these processes, when fully implemented and tested, will remediate the material weaknesses described above.

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


                              IROQUOIS GAS TRANSMISSION SYSTEM, L.P.
                              (A Delaware Limited Partnership)

Date: November 17, 2005          By:  Iroquois Pipeline Operating Company,
                                   as its Agent

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